Form 10-Q
period 2002-06-30
GEODYNE ENERGY INCOME LTD PARTNERSHIP II-H; GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-F; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-E; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-D; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-C; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-B; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-G; GEODYNE ENERGY INCOME LTD PARTNERSHIP II A
filed 2002-08-13
CIK 854062, 850506, 842881, 833526, 833054, 826345, 851724, 824894

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2002

Commission File Number:

      II-A:  0-16388          II-D:  0-16980          II-G:  0-17802
      II-B:  0-16405          II-E:  0-17320          II-H:  0-18305
      II-C:  0-16981          II-F:  0-17799

                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-A GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-B GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-C GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-D GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-E GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-F GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-G
                 GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-H
            ---------------------------------------------------------
             (Exact name of Registrant as specified in its Articles)



                                II-A 73-1295505 II-B 73-1303341
                                II-C 73-1308986 II-D 73-1329761
                                II-E 73-1324751 II-F 73-1330632
         Oklahoma               II-G 73-1336572 II-H 73-1342476
----------------------------    -------------------------------
(State or other jurisdiction    (I.R.S. Employer Identification
   of incorporation or                         Number)
     organization)


   Two West Second Street, Tulsa, Oklahoma              74103
   ------------------------------------------------------------
   (Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code:(918) 583-1791

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes     X               No
                            ------                    ------

                        PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-A
                       GEODYNE PRODUCTION PARTNERSHIP II-A
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                                June 30,       December 31,
                                                  2002             2001
                                              ------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                   $  565,892       $  414,467

   Accounts receivable:
      Oil and gas sales                           587,329          396,257
      General Partner (Note 2)                    208,096          130,610
                                               ----------       ----------
        Total current assets                   $1,361,317       $  941,334

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                2,041,063        2,204,572

DEFERRED CHARGE                                   668,468          695,623
                                               ----------       ----------
                                               $4,070,848       $3,841,529
                                               ==========       ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                            $  192,440       $  153,728
   Accrued liability - other (Note 1)              26,672           73,800
   Gas imbalance payable                           96,299           96,299
                                               ----------       ----------
        Total current liabilities              $  315,411       $  323,827

ACCRUED LIABILITY                              $  243,327       $  243,327

PARTNERS' CAPITAL (DEFICIT):
   General Partner                            ($  235,447)     ($  285,152)
   Limited Partners, issued and
      outstanding, 484,283 units                3,747,557        3,559,527
                                               ----------       ----------
        Total Partners' capital                $3,512,110       $3,274,375
                                               ----------       ----------
                                               $4,070,848       $3,841,529
                                               ==========       ==========


         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-A
                       GEODYNE PRODUCTION PARTNERSHIP II-A
                      COMBINED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (Unaudited)

                                                 2002              2001
                                              ----------        ----------

REVENUES:
   Oil and gas sales                          $  979,840        $1,452,896
   Interest income                                   854             9,603
   Gain on sale of oil and gas
      properties                                 193,272                43
                                              ----------        ----------
                                              $1,173,966        $1,462,542

COSTS AND EXPENSES:
   Lease operating                            $  286,907        $  303,840
   Production tax                                 52,425            85,290
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  80,362            83,678
   General and administrative
      (Note 2)                                   134,300           132,498
                                              ----------        ----------
                                              $  553,994        $  605,306
                                              ----------        ----------

NET INCOME                                    $  619,972        $  857,236
                                              ==========        ==========
GENERAL PARTNER - NET INCOME                  $   69,144        $   92,294
                                              ==========        ==========
LIMITED PARTNERS - NET INCOME                 $  550,828        $  764,942
                                              ==========        ==========
NET INCOME per unit                           $     1.14        $     1.58
                                              ==========        ==========
UNITS OUTSTANDING                                484,283           484,283
                                              ==========        ==========



         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-A
                       GEODYNE PRODUCTION PARTNERSHIP II-A
                      COMBINED STATEMENTS OF OPERATIONS
               FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (Unaudited)

                                                 2002              2001
                                              ----------        ----------

REVENUES:
   Oil and gas sales                          $1,767,496        $3,139,007
   Interest income                                 2,350            21,627
   Gain on sale of oil and gas
      properties                                 193,272             3,277
                                              ----------        ----------
                                              $1,963,118        $3,163,911

COSTS AND EXPENSES:
   Lease operating                            $  708,631        $  548,075
   Production tax                                 94,335           195,681
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 161,495           163,777
   General and administrative
      (Note 2)                                   289,402           283,580
                                              ----------        ----------
                                              $1,253,863        $1,191,113
                                              ----------        ----------

NET INCOME                                    $  709,255        $1,972,798
                                              ==========        ==========
GENERAL PARTNER - NET INCOME                  $   85,225        $  209,566
                                              ==========        ==========
LIMITED PARTNERS - NET INCOME                 $  624,030        $1,763,232
                                              ==========        ==========
NET INCOME per unit                           $     1.29        $     3.64
                                              ==========        ==========
UNITS OUTSTANDING                                484,283           484,283
                                              ==========        ==========



         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-A
                       GEODYNE PRODUCTION PARTNERSHIP II-A
                      COMBINED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (Unaudited)

                                                  2002             2001
                                               ----------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $709,255        $1,972,798
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                               161,495           163,777
      Gain on sale of oil and gas
        properties                             ( 193,272)      (     3,277)
      (Increase) decrease in accounts
        receivable - oil and gas sales         ( 191,072)          251,359
      Decrease in deferred charge                 27,155                 -
      Increase (decrease) in accounts
        payable                                   38,712       (    81,839)
      Decrease in accrued liability -
        other                                  (  47,128)                -
      Decrease in gas imbalance payable                -       (    11,273)
      Decrease in accrued liability                    -       (    10,552)
                                                --------        ----------
Net cash provided by operating
   activities                                   $505,145        $2,280,993
                                                --------        ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($ 16,591)      ($  129,049)
   Proceeds from sale of oil and
      gas properties                             134,391             9,654
                                                --------        ----------
Net cash provided (used) by investing
   activities                                   $117,800       ($  119,395)
                                                --------        ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($471,520)      ($2,181,799)
                                                --------        ----------
Net cash used by financing activities          ($471,520)      ($2,181,799)
                                                --------        ----------
NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                             $151,425       ($   20,201)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           414,467         1,070,734
                                                --------        ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $565,892        $1,050,533
                                                ========        ==========


         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-B
                       GEODYNE PRODUCTION PARTNERSHIP II-B
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                               June 30,        December 31,
                                                 2002              2001
                                              -----------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  318,209        $  262,153
   Accounts receivable:
      Oil and gas sales                          438,966           323,116
      General Partner (Note 2)                    21,292                 -
                                              ----------        ----------
        Total current assets                  $  778,467        $  585,269

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method               1,705,177         1,821,517

DEFERRED CHARGE                                  214,754           214,754
                                              ----------        ----------
                                              $2,698,398        $2,621,540
                                              ==========        ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                           $  148,375        $  126,662
   Gas imbalance payable                          48,060            48,060
                                              ----------        ----------
        Total current liabilities             $  196,435        $  174,722

ACCRUED LIABILITY                             $   47,436        $   47,436

PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($  271,076)      ($  302,054)
   Limited Partners, issued and
      outstanding, 361,719 units               2,725,603         2,701,436
                                              ----------        ----------
        Total Partners' capital               $2,454,527        $2,399,382
                                              ----------        ----------
                                              $2,698,398        $2,621,540
                                              ==========        ==========



         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-B
                       GEODYNE PRODUCTION PARTNERSHIP II-B
                      COMBINED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (Unaudited)

                                                 2002              2001
                                               --------         ----------

REVENUES:
   Oil and gas sales                           $672,842         $1,103,829
   Interest income                                  256              5,814
   Gain on sale of oil and gas
      properties                                 20,525                  -
                                               --------         ----------
                                               $693,623         $1,109,643

COSTS AND EXPENSES:
   Lease operating                             $202,113         $  190,302
   Production tax                                39,825             59,608
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 62,456             53,926
   General and administrative
      (Note 2)                                  101,499             99,312
                                               --------         ----------
                                               $405,893         $  403,148
                                               --------         ----------

NET INCOME                                     $287,730         $  706,495
                                               ========         ==========
GENERAL PARTNER - NET INCOME                   $ 34,369         $   74,921
                                               ========         ==========
LIMITED PARTNERS - NET INCOME                  $253,361         $  631,574
                                               ========         ==========
NET INCOME per unit                            $    .70         $     1.75
                                               ========         ==========
UNITS OUTSTANDING                               361,719            361,719
                                               ========         ==========



         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-B
                       GEODYNE PRODUCTION PARTNERSHIP II-B
                      COMBINED STATEMENTS OF OPERATIONS
               FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (Unaudited)

                                                  2002             2001
                                               ----------       ----------

REVENUES:
   Oil and gas sales                           $1,253,187       $2,433,197
   Interest income                                    992           12,960
   Gain on sale of oil and gas
      properties                                   20,525                -
                                               ----------       ----------
                                               $1,274,704       $2,446,157

COSTS AND EXPENSES:
   Lease operating                             $  518,793       $  340,582
   Production tax                                  71,435          136,606
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  124,817          101,579
   General and administrative
      (Note 2)                                    220,435          216,031
                                               ----------       ----------
                                               $  935,480       $  794,798
                                               ----------       ----------

NET INCOME                                     $  339,224       $1,651,359
                                               ==========       ==========
GENERAL PARTNER - NET INCOME                   $   45,057       $  172,982
                                               ==========       ==========
LIMITED PARTNERS - NET INCOME                  $  294,167       $1,478,377
                                               ==========       ==========
NET INCOME per unit                            $      .81       $     4.09
                                               ==========       ==========
UNITS OUTSTANDING                                 361,719          361,719
                                               ==========       ==========




         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-B
                       GEODYNE PRODUCTION PARTNERSHIP II-B
                      COMBINED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (Unaudited)

                                                 2002              2001
                                              ----------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                  $339,224         $1,651,359
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                              124,817            101,579
      Gain on sale of oil and gas
        properties                            (  20,525)                 -
      (Increase) decrease in accounts
        receivable - oil and gas sales        ( 115,850)           184,181
      Increase (decrease) in accounts
        payable                                  21,713        (    68,424)
                                               --------         ----------
Net cash provided by operating
   activities                                  $349,379         $1,868,695
                                               --------         ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                       ($ 14,102)       ($  348,135)
   Proceeds from sale of properties               4,858                  -
                                               --------         ----------
Net cash used by investing activities         ($  9,244)       ($  348,135)
                                               --------         ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                         ($284,079)       ($1,512,124)
                                               --------         ----------
Net cash used by financing activities         ($284,079)       ($1,512,124)
                                               --------         ----------

NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                 $ 56,056         $    8,436

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                          262,153            714,162
                                               --------         ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                               $318,209         $  722,598
                                               ========         ==========






         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-C
                       GEODYNE PRODUCTION PARTNERSHIP II-C
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                                June 30,       December 31,
                                                  2002             2001
                                              ------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                   $  188,875       $  115,201
   Accounts receivable:
      Oil and gas sales                           202,286          137,952
                                               ----------       ----------
        Total current assets                   $  391,161       $  253,153

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                  796,691          856,666

DEFERRED CHARGE                                   128,827          128,827
                                               ----------       ----------
                                               $1,316,679       $1,238,646
                                               ==========       ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                            $   57,854       $   50,950
   Gas imbalance payable                           29,876           29,876
                                               ----------       ----------
        Total current liabilities              $   87,730       $   80,826

ACCRUED LIABILITY                              $   29,477       $   29,477

PARTNERS' CAPITAL (DEFICIT):
   General Partner                            ($  114,809)     ($  130,178)
   Limited Partners, issued and
      outstanding, 154,621 units                1,314,281        1,258,521
                                               ----------       ----------
        Total Partners' capital                $1,199,472       $1,128,343
                                               ----------       ----------
                                               $1,316,679       $1,238,646
                                               ==========       ==========



         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-C
                       GEODYNE PRODUCTION PARTNERSHIP II-C
                      COMBINED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (Unaudited)

                                                2002              2001
                                              --------          --------

REVENUES:
   Oil and gas sales                          $336,986          $519,745
   Interest income                                 202             3,478
   Gain on sale of oil and
      gas properties                             1,014               739
                                              --------          --------
                                              $338,202          $523,962

COSTS AND EXPENSES:
   Lease operating                            $ 72,453          $ 65,747
   Production tax                               21,016            32,767
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                32,478            26,975
   General and administrative
      (Note 2)                                  46,076            43,363
                                              --------          --------
                                              $172,023          $168,852
                                              --------          --------

NET INCOME                                    $166,179          $355,110
                                              ========          ========
GENERAL PARTNER - NET INCOME                  $ 19,521          $ 37,591
                                              ========          ========
LIMITED PARTNERS - NET INCOME                 $146,658          $317,519
                                              ========          ========
NET INCOME per unit                           $    .95          $   2.05
                                              ========          ========
UNITS OUTSTANDING                              154,621           154,621
                                              ========          ========




         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-C
                       GEODYNE PRODUCTION PARTNERSHIP II-C
                      COMBINED STATEMENTS OF OPERATIONS
               FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (Unaudited)

                                                2002               2001
                                              --------          ----------

REVENUES:
   Oil and gas sales                          $604,759          $1,117,021
   Interest income                                 506               7,753
   Gain on sale of oil and
      gas properties                             1,014                 739
                                              --------          ----------
                                              $606,279          $1,125,513

COSTS AND EXPENSES:
   Lease operating                            $199,907          $  140,489
   Production tax                               37,538              74,244
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                62,331              51,337
   General and administrative
      (Note 2)                                 103,926             102,139
                                              --------          ----------
                                              $403,702          $  368,209
                                              --------          ----------

NET INCOME                                    $202,577          $  757,304
                                              ========          ==========
GENERAL PARTNER - NET INCOME                  $ 25,817          $   79,575
                                              ========          ==========
LIMITED PARTNERS - NET INCOME                 $176,760          $  677,729
                                              ========          ==========
NET INCOME per unit                           $   1.14          $     4.38
                                              ========          ==========
UNITS OUTSTANDING                              154,621             154,621
                                              ========          ==========



         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-C
                       GEODYNE PRODUCTION PARTNERSHIP II-C
                      COMBINED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (Unaudited)
                                                   2002             2001
                                                ----------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                    $202,577         $757,304
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                 62,331           51,337
      Gain on sale of oil and gas
        properties                              (   1,014)       (     739)
      (Increase) decrease in accounts
        receivable - oil and gas sales          (  64,334)          86,001
      Increase in accounts payable                  6,904            1,816
      Decrease in accrued liability                     -        (  10,837)
                                                 --------         --------
Net cash provided by operating
   activities                                    $206,464         $884,882
                                                 --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                         ($  2,944)       ($ 52,276)
   Proceeds from sale of oil and
      gas properties                                1,602              739
                                                 --------         --------
Net cash used by investing
   activities                                   ($  1,342)       ($ 51,537)
                                                 --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                           ($131,448)       ($855,485)
                                                 --------         --------
Net cash used by financing
   activities                                   ($131,448)       ($855,485)
                                                 --------         --------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                              $ 73,674        ($ 22,140)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                            115,201          412,356
                                                 --------         --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                 $188,875         $390,216
                                                 ========         ========




         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-D
                       GEODYNE PRODUCTION PARTNERSHIP II-D
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                                June 30,       December 31,
                                                  2002             2001
                                              ------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                   $  453,501       $  170,516
   Accounts receivable:
      Oil and gas sales                           441,424          315,910
                                               ----------       ----------
        Total current assets                   $  894,925       $  486,426

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                1,459,843        1,561,694

DEFERRED CHARGE                                   370,412          370,412
                                               ----------       ----------
                                               $2,725,180       $2,418,532
                                               ==========       ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                            $  119,817       $   84,721
   Payable to General Partner (Note 2)                  -           65,905
   Gas imbalance payable                           55,098           55,098
                                               ----------       ----------
        Total current liabilities              $  174,915       $  205,724

ACCRUED LIABILITY                              $  112,500       $  112,500

PARTNERS' CAPITAL (DEFICIT):
   General Partner                            ($  208,027)     ($  238,692)
   Limited Partners, issued and
      outstanding, 314,878 units                2,645,792        2,339,000
                                               ----------       ----------
        Total Partners' capital                $2,437,765       $2,100,308
                                               ----------       ----------
                                               $2,725,180       $2,418,532
                                               ==========       ==========




         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-D
                       GEODYNE PRODUCTION PARTNERSHIP II-D
                      COMBINED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (Unaudited)

                                                  2002             2001
                                                --------        ----------

REVENUES:
   Oil and gas sales                            $798,184        $1,115,535
   Interest income                                   479             8,709
   Gain on sale of oil and gas
      properties                                  11,014             8,162
                                                --------        ----------
                                                $809,677        $1,132,406

COSTS AND EXPENSES:
   Lease operating                              $158,759        $  219,148
   Production tax                                 45,894            72,072
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  73,842            44,982
   General and administrative
      (Note 2)                                    88,945            86,744
                                                --------        ----------
                                                $367,440        $  422,946
                                                --------        ----------

NET INCOME                                      $442,237        $  709,460
                                                ========        ==========
GENERAL PARTNER - NET INCOME                    $ 50,822        $   74,123
                                                ========        ==========
LIMITED PARTNERS - NET INCOME                   $391,415        $  635,337
                                                ========        ==========
NET INCOME per unit                             $   1.24        $     2.02
                                                ========        ==========
UNITS OUTSTANDING                                314,878           314,878
                                                ========        ==========




         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-D
                       GEODYNE PRODUCTION PARTNERSHIP II-D
                      COMBINED STATEMENTS OF OPERATIONS
               FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (Unaudited)

                                                 2002              2001
                                              ----------        ----------

REVENUES:
   Oil and gas sales                          $1,335,760        $2,441,111
   Interest income                                 1,103            22,836
   Gain on sale of oil and gas
      properties                                  11,014             8,162
                                              ----------        ----------
                                              $1,347,877        $2,472,109

COSTS AND EXPENSES:
   Lease operating                            $  418,082        $  381,100
   Production tax                                 76,772           166,149
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 133,712            93,888
   General and administrative
      (Note 2)                                   194,071           190,565
                                              ----------        ----------
                                              $  822,637        $  831,702
                                              ----------        ----------

NET INCOME                                    $  525,240        $1,640,407
                                              ==========        ==========
GENERAL PARTNER - NET INCOME                  $   64,448        $  170,207
                                              ==========        ==========
LIMITED PARTNERS - NET INCOME                 $  460,792        $1,470,200
                                              ==========        ==========
NET INCOME per unit                           $     1.46        $     4.67
                                              ==========        ==========
UNITS OUTSTANDING                                314,878           314,878
                                              ==========        ==========



         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-D
                       GEODYNE PRODUCTION PARTNERSHIP II-D
                      COMBINED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (Unaudited)
                                                 2002              2001
                                              ----------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                  $525,240         $1,640,407
   Adjustments to reconcile net
     income to net cash provided
     by operating activities:
     Depreciation, depletion, and
       amortization of oil and gas
       properties                               133,712             93,888
     Gain on sale of oil and gas
       properties                             (  11,014)       (     8,162)
     (Increase) decrease in accounts
       receivable - oil and gas sales         ( 125,514)           193,103
     Increase in accounts payable                35,096              6,772
     Decrease in payable to General
       Partner                                (  65,905)                 -
     Decrease in accrued liability                    -        (    13,406)
                                               --------         ----------
Net cash provided by operating
   activities                                  $491,615         $1,912,602
                                               --------         ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                       ($ 37,663)       ($   32,100)
   Proceeds from sale of oil and gas
     properties                                  16,816              8,162
                                               --------         ----------
Net cash used by investing activities         ($ 20,847)       ($   23,938)
                                               --------         ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                         ($187,783)       ($2,397,636)
                                               --------         ----------
Net cash used by financing activities         ($187,783)       ($2,397,636)
                                               --------         ----------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                            $282,985        ($  508,972)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                          170,516          1,432,990
                                               --------         ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                               $453,501         $  924,018
                                               ========         ==========




         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-E
                       GEODYNE PRODUCTION PARTNERSHIP II-E
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                               June 30,        December 31,
                                                 2002              2001
                                             ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  165,693        $  242,032
   Accounts receivable:
      Oil and gas sales                          305,163           244,365
      General Partner (Note 2)                    22,189                 -
                                              ----------        ----------
        Total current assets                  $  493,045        $  486,397

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method               1,454,969         1,391,297

DEFERRED CHARGE                                  206,554           206,554
                                              ----------        ----------
                                              $2,154,568        $2,084,248
                                              ==========        ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                           $   74,287        $   56,002
   Payable to General Partner (Note 2)                 -           115,045
   Gas imbalance payable                          28,035            28,035
                                              ----------        ----------
        Total current liabilities             $  102,322        $  199,082

ACCRUED LIABILITY                             $   26,344        $   26,344

PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($  136,883)      ($  162,380)
   Limited Partners, issued and
      outstanding, 228,821 units               2,162,785         2,021,202
                                              ----------        ----------
        Total Partners' capital               $2,025,902        $1,858,822
                                              ----------        ----------
                                              $2,154,568        $2,084,248
                                              ==========        ==========


         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-E
                       GEODYNE PRODUCTION PARTNERSHIP II-E
                      COMBINED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (Unaudited)

                                                2002              2001
                                              --------         ----------

REVENUES:
   Oil and gas sales                          $473,556          $757,605
   Interest income                                  27             5,792
   Gain (loss) on sale of oil and
      gas properties                            20,604         (     924)
                                              --------          --------
                                              $494,187          $762,473

COSTS AND EXPENSES:
   Lease operating                            $ 94,630          $112,848
   Production tax                               36,153            54,018
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                57,585            50,944
   General and administrative
      (Note 2)                                  67,074            63,452
                                              --------          --------
                                              $255,442          $281,262
                                              --------          --------

NET INCOME                                    $238,745          $481,211
                                              ========          ========
GENERAL PARTNER - NET INCOME                  $ 29,054          $ 52,127
                                              ========          ========
LIMITED PARTNERS - NET INCOME                 $209,691          $429,084
                                              ========          ========
NET INCOME per unit                           $    .92          $   1.88
                                              ========          ========
UNITS OUTSTANDING                              228,821           228,821
                                              ========          ========



         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-E
                       GEODYNE PRODUCTION PARTNERSHIP II-E
                      COMBINED STATEMENTS OF OPERATIONS
               FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (Unaudited)

                                                2002               2001
                                              --------         -----------

REVENUES:
   Oil and gas sales                          $872,051          $1,690,610
   Interest income                                 775              11,830
   Gain (loss) on sale of oil and
      gas properties                            20,604         (       999)
                                              --------          ----------
                                              $893,430          $1,701,441

COSTS AND EXPENSES:
   Lease operating                            $221,437          $  216,890
   Production tax                               66,512             125,566
   Depreciation, depletion, and
      amortization of oil and gas
      properties                               118,352              96,703
   General and administrative
      (Note 2)                                 148,066             142,992
                                              --------          ----------
                                              $554,367          $  582,151
                                              --------          ----------

NET INCOME                                    $339,063          $1,119,290
                                              ========          ==========
GENERAL PARTNER - NET INCOME                  $ 44,480          $  119,449
                                              ========          ==========
LIMITED PARTNERS - NET INCOME                 $294,583          $  999,841
                                              ========          ==========
NET INCOME per unit                           $   1.29          $     4.37
                                              ========          ==========
UNITS OUTSTANDING                              228,821             228,821
                                              ========          ==========




         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-E
                       GEODYNE PRODUCTION PARTNERSHIP II-E
                      COMBINED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (Unaudited)

                                                 2002              2001
                                              ----------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                  $339,063         $1,119,290
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                              118,352             96,703
      (Gain) loss on sale of oil and gas
        properties                            (  20,604)               999
      (Increase) decrease in accounts
        receivable - oil and gas sales        (  60,798)           147,740
      Increase in accounts payable               18,285              5,898
      Decrease in payable to General
        Partner                               ( 115,045)                 -
      Decrease in accrued liability                   -        (     3,955)
                                               --------         ----------
Net cash provided by operating
   activities                                  $279,253         $1,366,675
                                               --------         ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                       ($183,609)       ($   12,268)
                                               --------         ----------
Net cash used by investing activities         ($183,609)       ($   12,268)
                                               --------         ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                         ($171,983)       ($1,279,318)
                                               --------         ----------
Net cash used by financing activities         ($171,983)       ($1,279,318)
                                               --------         ----------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                           ($ 76,339)        $   75,089

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                          242,032            511,025
                                               --------         ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                               $165,693         $  586,114
                                               ========         ==========





         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-F
                       GEODYNE PRODUCTION PARTNERSHIP II-F
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                                June 30,       December 31,
                                                  2002             2001
                                              ------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                   $  252,381       $  278,738
   Accounts receivable:
      Oil and gas sales                           293,199          229,071
      General Partner (Note 2)                     54,227                -
                                               ----------       ----------
        Total current assets                   $  599,807       $  507,809

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                1,361,115        1,424,064

DEFERRED CHARGE                                    38,188           38,188
                                               ----------       ----------
                                               $1,999,110       $1,970,061
                                               ==========       ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                            $   51,056       $   49,662
   Gas imbalance payable                            7,953            7,953
                                               ----------       ----------
        Total current liabilities              $   59,009       $   57,615

ACCRUED LIABILITY                              $   13,875       $   13,875

PARTNERS' CAPITAL (DEFICIT):
   General Partner                            ($   98,140)     ($  118,848)
   Limited Partners, issued and
      outstanding, 171,400 units                2,024,366        2,017,419
                                               ----------       ----------
        Total Partners' capital                $1,926,226       $1,898,571
                                               ----------       ----------
                                               $1,999,110       $1,970,061
                                               ==========       ==========


         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-F
                       GEODYNE PRODUCTION PARTNERSHIP II-F
                      COMBINED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (Unaudited)

                                                  2002              2001
                                                --------         ----------

REVENUES:
   Oil and gas sales                            $426,001          $778,828
   Interest income                                   372             4,874
   Gain (loss) on sale of oil and
      gas properties                              50,440         (     978)
                                                --------          --------
                                                $476,813          $782,724

COSTS AND EXPENSES:
   Lease operating                              $ 67,941          $ 72,829
   Production tax                                 25,653            51,894
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  45,298            61,846
   General and administrative
      (Note 2)                                    50,854            47,100
                                                --------          --------
                                                $189,746          $233,669
                                                --------          --------

NET INCOME                                      $287,067          $549,055
                                                ========          ========
GENERAL PARTNER - NET INCOME                    $ 32,747          $ 59,984
                                                ========          ========
LIMITED PARTNERS - NET INCOME                   $254,320          $489,071
                                                ========          ========
NET INCOME per unit                             $   1.49          $   2.86
                                                ========          ========
UNITS OUTSTANDING                                171,400           171,400
                                                ========          ========



         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-F
                       GEODYNE PRODUCTION PARTNERSHIP II-F
                      COMBINED STATEMENTS OF OPERATIONS
               FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (Unaudited)

                                                  2002             2001
                                                --------        ----------

REVENUES:
   Oil and gas sales                            $842,559        $1,599,714
   Interest income                                 1,107             9,949
   Gain (loss) on sale of oil and
      gas properties                              50,440       (     1,162)
                                                --------        ----------
                                                $894,106        $1,608,501

COSTS AND EXPENSES:
   Lease operating                              $182,047        $  155,604
   Production tax                                 53,096           106,455
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  98,801           113,913
   General and administrative
      (Note 2)                                   114,908           110,589
                                                --------        ----------
                                                $448,852        $  486,561
                                                --------        ----------

NET INCOME                                      $445,254        $1,121,940
                                                ========        ==========
GENERAL PARTNER - NET INCOME                    $ 53,307        $  121,451
                                                ========        ==========
LIMITED PARTNERS - NET INCOME                   $391,947        $1,000,489
                                                ========        ==========
NET INCOME per unit                             $   2.29        $     5.84
                                                ========        ==========
UNITS OUTSTANDING                                171,400           171,400
                                                ========        ==========



         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-F
                       GEODYNE PRODUCTION PARTNERSHIP II-F
                      COMBINED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (Unaudited)

                                                2002               2001
                                             ----------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                 $445,254          $1,121,940
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                              98,801             113,913
      (Gain) loss on sale of oil and
        gas properties                       (  50,440)              1,162
      (Increase) decrease in accounts
        receivable - oil and gas sales       (  64,128)             81,361
      Decrease in deferred charge                    -               2,422
      Increase in accounts payable               1,394               3,793
                                              --------          ----------
Net cash provided by operating
   activities                                 $430,881          $1,324,591
                                              --------          ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                      ($ 40,130)        ($   60,753)
   Proceeds from sale of oil and
      gas properties                               491                   -
                                              --------          ----------
Net cash used by investing
   activities                                ($ 39,639)        ($   60,753)
                                              --------          ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                        ($417,599)        ($1,116,828)
                                              --------          ----------
Net cash used by financing
   activities                                ($417,599)        ($1,116,828)
                                              --------          ----------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                          ($ 26,357)         $  147,010

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                         278,738             441,154
                                              --------          ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                              $252,381          $  588,164
                                              ========          ==========



         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-G
                       GEODYNE PRODUCTION PARTNERSHIP II-G
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                                June 30,       December 31,
                                                  2002             2001
                                              ------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                   $  538,971       $  625,720
   Accounts receivable:
      Oil and gas sales                           621,855          484,681
      General Partner (Note 2)                    113,404                -
                                               ----------       ----------
        Total current assets                   $1,274,230       $1,110,401

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                2,927,683        3,065,609

DEFERRED CHARGE                                    83,736           83,736
                                               ----------       ----------
                                               $4,285,649       $4,259,746
                                               ==========       ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                            $  108,995       $  105,862
   Gas imbalance payable                           17,264           17,264
                                               ----------       ----------
        Total current liabilities              $  126,259       $  123,126

ACCRUED LIABILITY                              $   31,820       $   31,820

PARTNERS' CAPITAL (DEFICIT):
   General Partner                            ($  102,440)     ($  146,206)
   Limited Partners, issued and
      outstanding, 372,189 units                4,230,010        4,251,006
                                               ----------       ----------
        Total Partners' capital                $4,127,570       $4,104,800
                                               ----------       ----------
                                               $4,285,649       $4,259,746
                                               ==========       ==========



         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-G
                       GEODYNE PRODUCTION PARTNERSHIP II-G
                      COMBINED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (Unaudited)

                                                 2002              2001
                                              ----------       ------------

REVENUES:
   Oil and gas sales                          $  905,139        $1,659,073
   Interest income                                   868            10,539
   Gain (loss) on sale of oil and
      gas properties                             105,409       (     2,350)
                                              ----------        ----------
                                              $1,011,416        $1,667,262

COSTS AND EXPENSES:
   Lease operating                            $  144,832        $  156,314
   Production tax                                 54,832           111,179
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  97,606           131,785
   General and administrative
      (Note 2)                                   104,586           101,425
                                              ----------        ----------
                                              $  401,856        $  500,703
                                              ----------        ----------

NET INCOME                                    $  609,560        $1,166,559
                                              ==========        ==========
GENERAL PARTNER - NET INCOME                  $   69,654        $  127,463
                                              ==========        ==========
LIMITED PARTNERS - NET INCOME                 $  539,906        $1,039,096
                                              ==========        ==========
NET INCOME per unit                           $     1.45        $     2.79
                                              ==========        ==========
UNITS OUTSTANDING                                372,189           372,189
                                              ==========        ==========




         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-G
                       GEODYNE PRODUCTION PARTNERSHIP II-G
                      COMBINED STATEMENTS OF OPERATIONS
               FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (Unaudited)

                                                 2002              2001
                                              ----------       ------------

REVENUES:
   Oil and gas sales                          $1,786,842        $3,403,123
   Interest income                                 2,639            21,417
   Gain (loss) on sale of oil and
      gas properties                             105,409       (     2,735)
                                              ----------        ----------
                                              $1,894,890        $3,421,805

COSTS AND EXPENSES:
   Lease operating                            $  387,951        $  333,117
   Production tax                                113,061           227,356
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 212,791           242,833
   General and administrative
      (Note 2)                                   227,874           221,171
                                              ----------        ----------
                                              $  941,677        $1,024,477
                                              ----------        ----------

NET INCOME                                    $  953,213        $2,397,328
                                              ==========        ==========
GENERAL PARTNER - NET INCOME                  $  114,209        $  259,446
                                              ==========        ==========
LIMITED PARTNERS - NET INCOME                 $  839,004        $2,137,882
                                              ==========        ==========
NET INCOME per unit                           $     2.25        $     5.74
                                              ==========        ==========
UNITS OUTSTANDING                                372,189           372,189
                                              ==========        ==========




         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-G
                       GEODYNE PRODUCTION PARTNERSHIP II-G
                      COMBINED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (Unaudited)

                                                 2002              2001
                                              ----------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                  $953,213         $2,397,328
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                              212,791            242,833
      (Gain) loss on sale of oil and gas
        properties                            ( 105,409)             2,735
      (Increase) decrease in accounts
        receivable - oil and gas sales        ( 137,174)           171,414
      Decrease in deferred charge                     -              5,061
      Increase in accounts payable                3,133              8,126
                                               --------         ----------
Net cash provided by operating
   activities                                  $926,554         $2,827,497
                                               --------         ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                       ($ 83,919)       ($  133,912)
   Proceeds from sale of oil and
      gas properties                              1,059                  -
                                               --------         ----------
Net cash used by investing
   activities                                 ($ 82,860)       ($  133,912)
                                               --------         ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                         ($930,443)       ($2,381,185)
                                               --------         ----------
Net cash used by financing
   activities                                 ($930,443)       ($2,381,185)
                                               --------         ----------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                           ($ 86,749)        $  312,400

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                          625,720            934,304
                                               --------         ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                               $538,971         $1,246,704
                                               ========         ==========



         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-H
                       GEODYNE PRODUCTION PARTNERSHIP II-H
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                                June 30,       December 31,
                                                  2002             2001
                                              -----------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                   $  123,951       $  136,988
   Accounts receivable:
      Oil and gas sales                           146,878          114,762
      General Partner (Note 2)                     26,230                -
                                               ----------       ----------
        Total current assets                   $  297,059       $  251,750

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                  688,983          721,143

DEFERRED CHARGE                                    19,936           19,936
                                               ----------       ----------
                                               $1,005,978       $  992,829
                                               ==========       ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                            $   26,238       $   25,473
   Gas imbalance payable                            4,266            4,266
                                               ----------       ----------
        Total current liabilities              $   30,504       $   29,739

ACCRUED LIABILITY                              $    6,430       $    6,430

PARTNERS' CAPITAL (DEFICIT):
   General Partner                            ($   54,822)     ($   65,089)
   Limited Partners, issued and
      outstanding, 91,711 units                 1,023,866        1,021,749
                                               ----------       ----------
        Total Partners' capital                $  969,044       $  956,660
                                               ----------       ----------
                                               $1,005,978       $  992,829
                                               ==========       ==========



         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-H
                       GEODYNE PRODUCTION PARTNERSHIP II-H
                      COMBINED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (Unaudited)

                                                  2002              2001
                                                --------         ----------

REVENUES:
   Oil and gas sales                            $214,575          $395,727
   Interest income                                   155             2,365
   Gain (loss) on sale of oil and
      gas properties                              24,403         (     677)
                                                --------          --------
                                                $239,133          $397,415

COSTS AND EXPENSES:
   Lease operating                              $ 34,731          $ 37,945
   Production tax                                 13,104            26,737
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  22,738            30,812
   General and administrative
      (Note 2)                                    29,528            25,531
                                                --------          --------
                                                $100,101          $121,025
                                                --------          --------

NET INCOME                                      $139,032          $276,390
                                                ========          ========
GENERAL PARTNER - NET INCOME                    $ 15,934          $ 30,175
                                                ========          ========
LIMITED PARTNERS - NET INCOME                   $123,098          $246,215
                                                ========          ========
NET INCOME per unit                             $   1.35          $   2.68
                                                ========          ========
UNITS OUTSTANDING                                 91,711            91,711
                                                ========          ========




         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-H
                       GEODYNE PRODUCTION PARTNERSHIP II-H
                      COMBINED STATEMENTS OF OPERATIONS
               FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (Unaudited)

                                                  2002              2001
                                                --------         ----------

REVENUES:
   Oil and gas sales                            $423,019          $811,088
   Interest income                                   484             4,905
   Gain (loss) on sale of oil and
      gas properties                              24,403         (     766)
                                                --------          --------
                                                $447,906          $815,227

COSTS AND EXPENSES:
   Lease operating                              $ 93,077          $ 80,470
   Production tax                                 26,926            54,571
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  49,484            56,842
   General and administrative
      (Note 2)                                    70,061            66,684
                                                --------          --------
                                                $239,548          $258,567
                                                --------          --------

NET INCOME                                      $208,358          $556,660
                                                ========          ========
GENERAL PARTNER - NET INCOME                    $ 25,241          $ 60,291
                                                ========          ========
LIMITED PARTNERS - NET INCOME                   $183,117          $496,369
                                                ========          ========
NET INCOME per unit                             $   2.00          $   5.41
                                                ========          ========
UNITS OUTSTANDING                                 91,711            91,711
                                                ========          ========




         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-H
                       GEODYNE PRODUCTION PARTNERSHIP II-H
                      COMBINED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (Unaudited)

                                                  2002               2001
                                               ----------         ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $208,358           $556,660
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                49,484             56,842
      (Gain) loss on sale of oil and gas
        properties                             (  24,403)               766
      (Increase) decrease in accounts
        receivable - oil and gas sales         (  32,116)            41,293
      Decrease in deferred charge                      -              1,189
      Increase in accounts payable                   765              1,974
                                                --------           --------
Net cash provided by operating
   activities                                   $202,088           $658,724
                                                --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($ 19,409)         ($ 33,930)
   Proceeds from sale of oil and gas
      properties                                     258                  -
                                                --------           --------
Net cash used by investing activities          ($ 19,151)         ($ 33,930)
                                                --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($195,974)         ($559,011)
                                                --------           --------
Net cash used by financing activities          ($195,974)         ($559,011)
                                                --------           --------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                            ($ 13,037)          $ 65,783

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           136,988            229,651
                                                --------           --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $123,951           $295,434
                                                ========           ========





         The accompanying condensed notes are an integral part of these combined financial statements.

            GEODYNE ENERGY INCOME PROGRAM II LIMITED PARTNERSHIPS
             CONDENSED NOTES TO THE COMBINED FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                   (Unaudited)


1.    ACCOUNTING POLICIES
      -------------------

      The combined balance sheets as of June 30, 2002, combined statements of operations for the three and six months ended June 30, 2002 and 2001, and combined statements of cash flows for the six months ended June 30, 2002 and 2001 have been prepared by Geodyne Resources, Inc., the General Partner of the limited partnerships, without audit. Each limited partnership is a general partner in the related Geodyne Production Partnership in which Geodyne Resources, Inc. serves as the managing partner. Unless the context indicates otherwise, all references to a
      "Partnership" or the "Partnerships" are references to the limited partnership and its related production partnership, collectively, and all references to the "General Partner" are references to the general partner of the limited partnerships and the managing partner of the production partnerships, collectively. In the opinion of management the financial statements referred to above include all necessary adjustments, consisting of normal recurring adjustments, to present fairly the combined financial position at June 30, 2002, the combined results of operations for the six months ended June 30, 2002 and 2001, and the combined cash flows for the six months ended June 30, 2002 and 2001.

      Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying interim financial statements should be read in conjunction with the Partnerships' Annual Report on Form 10-K filed for the year ended December 31, 2001. The results of operations for the period ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year.

      The Limited Partners' net income or loss per unit is based upon each $100 initial capital contribution.

      OIL AND GAS PROPERTIES
      ----------------------

      The Partnerships follow the successful efforts method of accounting for their oil and gas properties. Under the successful efforts method, the Partnerships capitalize all property acquisition costs and development costs incurred in connection with the further development of oil and gas reserves. Property acquisition costs include costs incurred by the Partnerships or the General Partner to acquire producing properties, including related title insurance or examination costs, commissions, engineering, legal and accounting fees, and similar costs directly related to the acquisitions, plus an allocated portion, of the General Partner's property screening costs. The acquisition cost to the Partnerships of properties acquired by the General Partner is adjusted to reflect the net cash results of operations, including interest incurred to finance the acquisition, for the period of time the properties are held by the General Partner prior to their transfer to the Partnerships. Leasehold impairment is recognized based upon an individual property assessment and exploratory experience. Upon discovery of commercial reserves, leasehold costs are transferred to producing properties.

      Depletion of the costs of producing oil and gas properties, amortization of related intangible drilling and development costs, and depreciation of tangible lease and well equipment are computed on the unit-of-production method. The Partnerships' depletion, depreciation, and amortization includes estimated dismantlement and abandonment costs, net of estimated salvage value.

      When complete units of depreciable property are retired or sold, the asset cost and related accumulated depreciation are eliminated with any gain or loss reflected in income. When less than complete units of depreciable property are retired or sold, the proceeds are credited to oil and gas properties.


      ACCRUED LIABILITY - OTHER
      -------------------------

      The Accrued Liability - Other at June 30, 2002 and December 31, 2001 for the II-A Partnership represents a charge accrued for the payment of a judgment related to plugging liabilities, which judgment is currently under appeal. The decrease in the Accrued Liability - Other from December 31, 2001 to June 30, 2002 was due to a partial settlement of this judgment, which settlement was paid in June 2002.

2.    TRANSACTIONS WITH RELATED PARTIES
      ---------------------------------

      The Partnerships' Partnership Agreements provide for reimbursement to the General Partner for all direct general and administrative expenses and for the general and administrative overhead applicable to the Partnerships based on an allocation of actual costs incurred. During the three months ended June 30, 2002, the following payments were made to the General Partner or its affiliates by the Partnerships:

                                Direct General           Administrative
            Partnership        and Administrative           Overhead
            -----------        -------------------       ---------------
               II-A                   $6,857                 $127,443
               II-B                    6,309                   95,190
               II-C                    5,387                   40,689
               II-D                    6,082                   82,863
               II-E                    6,858                   60,216
               II-F                    5,749                   45,105
               II-G                    6,642                   97,944
               II-H                    5,393                   24,135

      During the six months ended June 30, 2002, the following payments were made to the General Partner or its affiliates by the Partnerships:

                                Direct General           Administrative
            Partnership        and Administrative           Overhead
            -----------        -------------------       ---------------
               II-A                  $34,516                 $254,886
               II-B                   30,055                  190,380
               II-C                   22,548                   81,378
               II-D                   28,345                  165,726
               II-E                   27,634                  120,432
               II-F                   24,698                   90,210
               II-G                   31,986                  195,888
               II-H                   21,791                   48,270

      Affiliates of the Partnerships operate certain of the Partnerships' properties and their policy is to bill the Partnerships for all customary charges and cost reimbursements associated with their activities.

      ACCOUNTS RECEIVABLE - GENERAL PARTNER

      The Accounts Receivable - General Partner at December 31, 2001 for the II-A Partnership represents accrued proceeds from a related party for the sale of certain oil and gas properties during December 2001. Such amount was received in January 2002. In addition, the Accounts Receivable -

      General Partner at June 30, 2002 for the II-A, II-B, II-E, II-F, II-G, and II-H Partnerships represents accrued proceeds from a related party for the sale of certain oil and gas properties during the six months ended June 2002. Such amounts were received in July 2002.

      PAYABLE TO GENERAL PARTNER

      The payable to General Partner at December 31, 2001 for the II-D and II-E Partnerships represents litigation costs and settlement of a liability. Such amounts were repaid during the first quarter of 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

USE OF FORWARD-LOOKING STATEMENTS AND ESTIMATES
-----------------------------------------------

      This Quarterly Report contains certain forward-looking statements. The words "anticipate", "believe", "expect", "plan", "intend", "estimate", "project", "could", "may" and similar expressions are intended to identify forward-looking statements. Such statements reflect management's current views with respect to future events and financial performance. This Quarterly Report also includes certain information, which is, or is based upon, estimates and assumptions. Such estimates and assumptions are management's efforts to accurately reflect the condition and operation of the Partnerships.

      Use of forward-looking statements and estimates and assumptions involve risks and uncertainties which include, but are not limited to, the volatility of oil and gas prices, the uncertainty of reserve information, the operating risk associated with oil and gas properties (including the risk of personal injury, death, property damage, damage to the well or producing reservoir, environmental contamination, and other operating risks), the prospect of changing tax and regulatory laws, the availability and capacity of processing and transportation facilities, the general economic climate, the supply and price of foreign imports of oil and gas, the level of consumer product demand, and the price and availability of alternative fuels. Should one or more of these risks or uncertainties occur or should estimates or underlying assumptions prove incorrect, actual conditions or results may vary materially and adversely from those stated, anticipated, believed, estimated, and otherwise indicated.

GENERAL
-------

      The Partnerships are engaged in the business of acquiring and operating producing oil and gas properties located in the continental United States. In general, a Partnership acquired producing properties and did not engage in development drilling or enhanced recovery projects, except as an incidental part of the management of the producing properties acquired. Therefore, the economic life of each Partnership, and its related Production Partnership, is limited to the period of time required to fully produce its acquired oil and gas reserves. The net proceeds from the oil and gas operations are distributed to the Limited Partners and the General Partner in accordance with the terms of the Partnerships' partnership agreements.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

      The Partnerships began operations and investors were assigned their rights as Limited Partners, having made capital contributions in the amounts and on the dates set forth below:
                                                            Limited
                                   Date of              Partner Capital
              Partnership        Activation              Contributions
              -----------     ------------------        ---------------

                 II-A         July 22, 1987               $48,428,300
                 II-B         October 14, 1987             36,171,900
                 II-C         January 14, 1988             15,462,100
                 II-D         May 10, 1988                 31,487,800
                 II-E         September 27, 1988           22,882,100
                 II-F         January 5, 1989              17,140,000
                 II-G         April 10, 1989               37,218,900
                 II-H         May 17, 1989                  9,171,100

      In general, the amount of funds available for acquisition of producing properties was equal to the capital contributions of the Limited Partners, less 15% for sales commissions and organization and management fees. All of the Partnerships have fully invested their capital contributions.

      Net proceeds from the operations less necessary operating capital are distributed to the Limited Partners on a quarterly basis. Revenues and net proceeds of a Partnership are largely dependent upon the volumes of oil and gas sold and the prices received for such oil and gas. While the General Partner cannot predict future pricing trends, it believes the working capital available as of June 30, 2002 and the net revenue generated from future operations will provide sufficient working capital to meet current and future obligations.

      Occasional expenditures for new wells or well recompletions or workovers, however, may reduce or eliminate cash available for a particular quarterly distribution. During the six months ended June 30, 2002, capital expenditures for the II-E Partnership totaled $183,609. These expenditures were primarily due to the drilling of the Ernest Frey #1 and Mordello Vincent #7 wells located in Acadia Parish, Louisiana, in each of which the II-E Partnership owns a working interest of approximately 5.8%. During the six months ended June 30, 2002, capital expenditures for the II-F, II-G, and II-H Partnerships totaled $40,130, $83,919, and $19,409, respectively. These expenditures were primarily due to a recompletion of the CH Weir B well located in Lea County, New Mexico. The II-F, II-G, and II-H Partnerships own working interests of approximately 4.0%, 8.3%, and 1.9%, respectively, in this well.

      The II-A  Partnership's  Statement  of Cash Flows for the six months ended
      June 30, 2002 includes proceeds from the sale of certain oil and gas properties during December 2001. These proceeds were included in the Partnership's cash distributions paid in February 2002.


      NEW ACCOUNTING PRONOUNCEMENTS

      Below is a brief description of Financial Accounting Standards ("FAS") recently issued by the Financial Accounting Standards Board ("FASB") which may have an impact on the Partnerships' future results of operations and financial position.

      In July 2001, the FASB issued FAS No. 143, "Accounting for Asset Retirement Obligations", which is effective for fiscal years beginning after June 15, 2002 (January 1, 2003 for the Partnerships). FAS No. 143 will require the recording of the fair value of liabilities associated with the retirement of long-lived assets (mainly plugging and abandonment costs for the Partnerships' depleted wells), in the period in which the liabilities are incurred (at the time the wells are drilled). Management has not yet determined the effect of adopting this statement on the Partnerships' financial condition or results of operations.

      In August 2001, the FASB issued FAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which is effective for fiscal years beginning after December 15, 2001 (January 1, 2002 for the Partnerships). This statement supersedes FAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". The provisions of FAS No. 144, as they relate to the Partnerships, are essentially the same as FAS No. 121 and thus are not expected to have a significant effect on the Partnerships financial condition or results of operations.


RESULTS OF OPERATIONS
---------------------

      GENERAL DISCUSSION

      The following general discussion should be read in conjunction with the analysis of results of operations provided below. The most important variables affecting the Partnerships' revenues are the prices received for the sale of oil and gas and the volumes of oil and gas produced. The Partnerships' production is mainly natural gas, so such pricing and volumes are the most significant factors.

      Historically, oil and gas prices have been volatile and are likely to continue to be volatile. As a result, forecasting future prices is subject to great uncertainty and inaccuracy. Substantially all of the Partnerships' gas reserves are being sold on the "spot market". Prices on the spot market are subject to wide seasonal and regional pricing fluctuations due to the highly competitive nature of the spot market. Such spot market sales are generally short-term in nature and are dependent upon the obtaining of transportation services provided by pipelines. It is likewise difficult to predict production volumes. However, oil and gas are depleting assets, so it can be expected that production levels will decline over time. Gas prices in early 2001 were significantly higher than the Partnerships' historical average. This was attributable to the higher prices for crude oil, a substitute fuel in some markets, and reduced production due to lower capital investments in 1998 and 1999. However, prices for both oil and gas soon declined and were relatively lower in late 2001 and early 2002 as a result of the declining economy and relatively mild winter weather. Recently, prices of oil and gas have improved, to some extent due to unrest in the Middle East. It is not possible to accurately predict future trends.

      II-A PARTNERSHIP

      THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2001.

                                                Three Months Ended June 30,
                                                ---------------------------
                                                  2002              2001
                                                --------         ----------
      Oil and gas sales                         $979,840         $1,452,896
      Oil and gas production expenses           $339,332         $  389,130
      Barrels produced                            15,756             18,573
      Mcf produced                               210,636            194,696
      Average price/Bbl                         $  23.34         $    24.64
      Average price/Mcf                         $   2.91         $     5.11

      As shown in the table above, total oil and gas sales decreased $473,056 (32.6%) for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001. Of this decrease, approximately (i) $465,000 was related to a decrease in the average price of gas sold and (ii) $69,000 was related to a decrease in volumes of oil sold. These decreases were partially offset by an increase of approximately $81,000 related to an increase in volumes of gas sold. Volumes of oil sold decreased 2,817 barrels, while volumes of gas sold increased 15,940 Mcf for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001. The decrease in volumes of oil sold was primarily due to the sale of several wells during early 2002. Average oil and gas prices decreased to $23.34 per barrel and $2.91 per Mcf, respectively, for the three months ended June 30, 2002 from $24.64 per barrel and $5.11 per Mcf, respectively, for the three months ended June 30, 2001.

      The II-A Partnership sold certain oil and gas properties during the three months ended June 30, 2002 and recognized a $193,272 gain on such sales. No such material sales occurred during the three months ended June 30, 2001.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $49,798 (12.8%) for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001. This decrease was primarily due to (i) workover expenses incurred on several wells during the three months ended June 30, 2001 and (ii) a decrease in production taxes associated with the decrease in oil and gas sales. As a percentage of oil and gas sales, these expenses increased to 34.6% for the three months ended June 30, 2002 from 26.8% for the three months ended June 30, 2001. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $3,316 (4.0%) for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001. As a percentage of oil and gas sales, this expense increased to 8.2% for the three months ended June 30, 2002 from 5.8% for the three months ended June 30, 2001. This percentage increase was primarily due to decreases in the average prices of oil and gas sold.

      General and administrative expenses increased $1,802 (1.4%) for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001. As a percentage of oil and gas sales, these expenses increased to 13.7% for the three months ended June 30, 2002 from 9.1% for the three months ended June 30, 2001. This percentage increase was primarily due to the decrease in oil and gas sales.

      SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2001.

                                                Six Months Ended June 30,
                                                -------------------------
                                                   2002             2001
                                                ----------       ----------
      Oil and gas sales                         $1,767,496       $3,139,007
      Oil and gas production expenses           $  802,966       $  743,756
      Barrels produced                              31,367           37,300
      Mcf produced                                 425,067          375,381
      Average price/Bbl                         $    20.95       $    25.71
      Average price/Mcf                         $     2.61       $     5.81

      As shown in the table above, total oil and gas sales decreased $1,371,511 (43.7%) for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001. Of this decrease, approximately (i) $149,000 and $1,358,000, respectively, were related to decreases in the average prices of oil and gas sold and (ii) $153,000 was related to a decrease in volumes of oil sold. These decreases were partially offset by an increase of approximately $288,000 related to an increase in volumes of gas sold. Volumes of oil sold decreased 5,933 barrels, while volumes of gas sold increased 49,686 Mcf for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001. The decrease in volumes of oil sold was primarily due to (i) the sale of several wells during early 2002 and
      (ii) normal declines in production. The increase in volumes of gas sold was primarily due to (i) a negative prior period gas balancing adjustment on one significant well during the six months ended June 30, 2001, (ii) the II-A Partnership receiving an increased percentage of sales on another significant well during the six months ended June 30, 2002 due to gas balancing, and (iii) a positive prior period gas balancing adjustment on another significant well during the six months ended June 30, 2002. As of the date of this Quarterly Report, management expects the increased sales percentage due to gas balancing to continue for the foreseeable future, thereby continuing to contribute to an increase in volumes of gas sold for the II-A Partnership. Average oil and gas prices decreased to $20.95 per barrel and $2.61 per Mcf, respectively, for the six months ended June 30, 2002 from $25.71 per barrel and $5.81 per Mcf, respectively, for the six months ended June 30, 2001.

      The II-A Partnership sold certain oil and gas properties during the six months ended June 30, 2002 and recognized a $193,272 gain on such sales. Sales of oil and gas properties during the six months ended June 30, 2001 resulted in similar gains of $3,277.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $59,210 (8.0%) for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001. This increase was primarily due to workover expenses incurred on several wells during the six months ended June 30, 2002. This increase was partially offset by
      (i) a decrease in production taxes associated with the decrease in oil and gas sales, (ii) workover expenses incurred on several other wells during the six months ended June 30, 2001, and (iii) a partial reversal during the six months ended June 30, 2002 of approximately $22,000 (due to a partial post-judgment settlement) of a charge previously accrued for a judgment. As a percentage of oil and gas sales, these expenses increased to 45.4% for the six months ended June 30, 2002 from 23.7% for the six months ended June 30, 2001. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $2,282 (1.4%) for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001. As a percentage of oil and gas sales, this expense increased to 9.1% for the six months ended June 30, 2002 from 5.2% for the six months ended June 30, 2001. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      General and administrative expenses increased $5,822 (2.1%) for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001. As a percentage of oil and gas sales, these expenses increased to 16.4% for the six months ended June 30, 2002 from 9.0% for the six months ended June 30, 2001. This percentage increase was primarily due to the decrease in oil and gas sales.

      The Limited Partners have received cash distributions through June 30, 2002 totaling $54,785,357 or 113.13% of the Limited Partners' capital contributions.

      II-B PARTNERSHIP

      THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2001.

                                                Three Months Ended June 30,
                                                ---------------------------
                                                  2002              2001
                                                --------         ----------
      Oil and gas sales                         $672,842         $1,103,829
      Oil and gas production expenses           $241,938         $  249,910
      Barrels produced                             9,894             15,040
      Mcf produced                               166,381            168,603
      Average price/Bbl                         $  24.12         $    25.35
      Average price/Mcf                         $   2.61         $     4.29

      As shown in the table above, total oil and gas sales decreased $430,987 (39.0%) for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001. Of this decrease, approximately (i) $279,000 was related to a decrease in the average price of gas sold and (ii) $130,000 was related to a decrease in volumes of oil sold. Volumes of oil and gas sold decreased 5,146 barrels and 2,222 Mcf, respectively, for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001. The decrease in volumes of oil sold was primarily due to
      (i) a positive prior period volume adjustment made by the operator on one significant well during the three months ended June 30, 2001 and (ii) normal declines in production. Average oil and gas prices decreased to $24.12 per barrel and $2.61 per Mcf, respectively, for the three months ended June 30, 2002 from $25.35 per barrel and $4.29 per Mcf, respectively, for the three months ended June 30, 2001.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $7,972 (3.2%) for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001. This decrease was primarily due to (i) positive prior period lease operating expense adjustments made by the operators on two significant wells during the three months ended June 30, 2001 and (ii) a decrease in production taxes associated with the decrease in oil and gas sales. These decreases were partially offset by workover expenses incurred on two other significant wells during the three months ended June 30, 2002. As a percentage of oil and gas sales, these expenses increased to 36.0% for the three months ended June 30, 2002 from 22.6% for the three months ended June 30, 2001. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties increased $8,530 (15.8%) for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001. This increase was primarily due to downward revisions in the estimates of remaining oil and gas reserves. This increase was partially offset by the decreases in volumes of oil and gas sold. As a percentage of oil and gas sales, this expense increased to 9.3% for the three months ended June 30, 2002 from 4.9% for the three months ended June 30, 2001. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      General and administrative expenses increased $2,187 (2.2%) for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001. As a percentage of oil and gas sales, these expenses increased to 15.1% for the three months ended June 30, 2002 from 9.0% for the three months ended June 30, 2001. This percentage increase was primarily due to the decrease in oil and gas sales.

      SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2001.

                                                Six Months Ended June 30,
                                                -------------------------
                                                   2002             2001
                                                ----------       ----------
      Oil and gas sales                         $1,253,187       $2,433,197
      Oil and gas production expenses           $  590,228       $  477,188
      Barrels produced                              21,334           29,131
      Mcf produced                                 323,141          312,790
      Average price/Bbl                         $    21.49       $    25.77
      Average price/Mcf                         $     2.46       $     5.38

      As shown in the table above, total oil and gas sales decreased $1,180,010 (48.5%) for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001. Of this decrease, approximately (i) $943,000 was related to a decrease in the average price of gas sold and (ii) $201,000 was related to a decrease in volumes of oil sold. Volumes of oil sold decreased 7,797 barrels, while volumes of gas sold increased 10,351 Mcf for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001. The decrease in volumes of oil sold was primarily due to (i) a positive prior period volume adjustment made by the operator on one significant well during the six months ended June 30, 2001 and (ii) normal declines in production. Average oil and gas prices decreased to
      $21.49 per barrel and $2.46 per Mcf, respectively, for the six months ended June 30, 2002 from $25.77 per barrel and $5.38 per Mcf, respectively, for the six months ended June 30, 2001.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $113,040 (23.7%) for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001. This increase was primarily due to workover expenses incurred on several wells during the six months ended June 30, 2002. This increase was partially offset by
      (i) a decrease in production taxes associated with the decrease in oil and gas sales and (ii) positive prior period lease operating expense adjustments made by the operators on two significant wells during the six months ended June 30, 2001. As a percentage of oil and gas sales, these expenses increased to 47.1% for the six months ended June 30, 2002 from 19.6% for the six months ended June 30, 2001. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties increased $23,238 (22.9%) for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001. This increase was primarily due to downward revisions in the estimates of remaining oil and gas reserves. This increase was partially offset by the decrease in volumes of oil sold. As a percentage of oil and gas sales, this expense increased to 10.0% for the six months ended June 30, 2002 from 4.2% for the six months ended June 30, 2001. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      General and administrative expenses increased $4,404 (2.0%) for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001. As a percentage of oil and gas sales, these expenses increased to 17.6% for the six months ended June 30, 2002 from 8.9% for the six months ended June 30, 2001. This percentage increase was primarily due to the decrease in oil and gas sales.

      The Limited Partners have received cash distributions through June 30, 2002 totaling $39,594,916 or 109.46% of the Limited Partners' capital contributions.

      II-C PARTNERSHIP

      THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2001.

                                                  Three Months Ended June 30,
                                                  ---------------------------
                                                    2002             2001
                                                  --------         --------
      Oil and gas sales                           $336,986         $519,745
      Oil and gas production expenses             $ 93,469         $ 98,514
      Barrels produced                               4,055            3,474
      Mcf produced                                  92,358           88,510
      Average price/Bbl                           $  23.07         $  25.63
      Average price/Mcf                           $   2.64         $   4.87

      As shown in the table above, total oil and gas sales decreased $182,759 (35.2%) for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001. Of this decrease, approximately $206,000 was related to a decrease in the average price of gas sold. This decrease was partially offset by an increase of approximately $19,000 related to an increase in volumes of gas sold. Volumes of oil and gas sold increased 581 barrels and 3,848 Mcf, respectively, for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001. The increase in volumes of oil sold was primarily due to the successful completion of two new wells during late 2001. Average oil and gas prices decreased to $23.07 per barrel and $2.64 per Mcf, respectively, for the three months ended June 30, 2002 from $25.63 per barrel and $4.87 per Mcf, respectively, for the three months ended June 30, 2001.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $5,045 (5.1%) for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001. As a percentage of oil and gas sales, these expenses increased to 27.7% for the three months ended June 30, 2002 from 19.0% for the three months ended June 30, 2001. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties increased $5,503 (20.4%) for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001. This increase was primarily due to (i) downward revisions in the estimates of remaining oil reserves and (ii) the increases in volumes of oil and gas sold. As a percentage of oil and gas sales, this expense increased to 9.6% for the three months ended June 30, 2002 from 5.2% for the three months ended June 30, 2001. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      General and administrative expenses increased $2,713 (6.3%) for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001. As a percentage of oil and gas sales, these expenses increased to 13.7% for the three months ended June 30, 2002 from 8.3% for the three months ended June 30, 2001. This percentage increase was primarily due to the decrease in oil and gas sales.

      SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2001.

                                                  Six Months Ended June 30,
                                                  -------------------------
                                                    2002             2001
                                                  --------        ----------
      Oil and gas sales                           $604,759        $1,117,021
      Oil and gas production expenses             $237,445        $  214,733
      Barrels produced                               7,737             7,543
      Mcf produced                                 177,520           162,864
      Average price/Bbl                           $  21.90        $    25.81
      Average price/Mcf                           $   2.45        $     5.66

      As shown in the table above, total oil and gas sales decreased $512,262 (45.9%) for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001. Of this decrease, approximately $570,000 was related to a decrease in the average price of gas sold. This decrease was partially offset by an increase of approximately $83,000 related to an increase in volumes of gas sold. Volumes of oil and gas sold increased 194 barrels and 14,656 Mcf, respectively, for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001. Average oil and gas prices decreased to $21.90 per barrel and $2.45 per Mcf, respectively, for the six months ended June 30, 2002 from $25.81 per barrel and $5.66 per Mcf, respectively, for the six months ended June 30, 2001.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $22,712 (10.6%) for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001. This increase was primarily due to (i) workover expenses incurred on two significant wells during the six months ended June 30, 2002 and (ii) an increase in lease operating expenses associated with the increases in volumes of oil and gas sold. These increases were partially offset by a decrease in production taxes associated with the decrease in oil and gas sales. As a percentage of oil and gas sales, these expenses increased to 39.3% for the six months ended June 30, 2002 from 19.2% for the six months ended June 30, 2001. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties increased $10,994 (21.4%) for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001. This increase was primarily due to (i) downward revisions in the estimates of remaining oil reserves and (ii) the increases in volumes of oil and gas sold. As a percentage of oil and gas sales, this expense increased to 10.3% for the six months ended June 30, 2002 from 4.6% for the six months ended June 30, 2001. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      General and administrative expenses increased $1,787 (1.7%) for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001. As a percentage of oil and gas sales, these expenses increased to 17.2% for the six months ended June 30, 2002 from 9.1% for the six months ended June 30, 2001. This percentage increase was primarily due to the decrease in oil and gas sales.

      The Limited Partners have received cash distributions through June 30, 2002 totaling $18,294,686 or 118.32% of the Limited Partners' capital contributions.

      II-D PARTNERSHIP

      THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2001.

                                                Three Months Ended June 30,
                                                ---------------------------
                                                  2002              2001
                                                --------         ----------
      Oil and gas sales                         $798,184         $1,115,535
      Oil and gas production expenses           $204,653         $  291,220
      Barrels produced                            12,000              2,725
      Mcf produced                               210,201            179,225
      Average price/Bbl                         $  21.79         $    23.89
      Average price/Mcf                         $   2.55         $     5.86

      As shown in the table above, total oil and gas sales decreased $317,351 (28.4%) for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001. Of this decrease, approximately $695,000 was related to a decrease in the average price of gas sold. This decrease was partially offset by increases of approximately $222,000 and $182,000, respectively, related to increases in volumes of oil and gas sold. Volumes of oil and gas sold increased 9,275 barrels and 30,976 Mcf, respectively, for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001. The increase in volumes of oil sold was primarily due to (i) the successful completion of one new well during late 2001 and (ii) an increase in production on another significant well due to the successful workover of that well during mid 2001. The increase in volumes of gas sold was primarily due to (i) the successful completion of two other new wells during late 2001, (ii) an increase in production on one significant well due to the successful workover of that well during mid 2001, and (iii) an increase in production on another significant well following successful repairs made during mid 2001. These increases were partially offset by the II-D Partnership receiving a reduced percentage of sales on one significant well during the three months ended June 30, 2002 due to gas balancing. As of the date of this Quarterly Report, management expects the reduced sales percentage due to gas balancing to continue for the foreseeable future, thereby continuing to contribute to a decrease in volumes of gas sold for the II-D Partnership. Average oil and gas prices decreased to $21.79 per barrel and $2.55 per Mcf, respectively, for the three months ended June 30, 2002 from $23.89 per barrel and $5.86 per Mcf, respectively, for the three months ended June 30, 2001.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $86,567 (29.7%) for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001. This decrease was primarily due to (i) workover expenses incurred on several wells during the three months ended June 30, 2001 and (ii) a decrease in production taxes associated with the decrease in oil and gas sales. These decreases were partially offset by (i) a negative prior period lease operating expense adjustment made by the operator on one significant well during the three months ended June 30, 2001 and (ii) workover expenses incurred on another significant well during the three months ended June 30, 2002. As a percentage of oil and gas sales, these expenses decreased to 25.6% for the three months ended June 30, 2002 from 26.1% for the three months ended June 30, 2001.

      Depreciation, depletion, and amortization of oil and gas properties increased $28,860 (64.2%) for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001. This increase was primarily due to (i) the increases in volumes of oil and gas sold and (ii) downward revisions in the estimates of remaining oil and gas reserves. As a percentage of oil and gas sales, this expense increased to 9.3% for the three months ended June 30, 2002 from 4.0% for the three months ended June 30, 2001. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      General and administrative expenses increased $2,201 (2.5%) for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001. As a percentage of oil and gas sales, these expenses increased to 11.1% for the three months ended June 30, 2002 from 7.8% for the three months ended June 30, 2001. This percentage increase was primarily due to the decrease in oil and gas sales.

      SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2001.

                                                Six Months Ended June 30,
                                                -------------------------
                                                   2002             2001
                                                ----------       ----------
      Oil and gas sales                         $1,335,760       $2,441,111
      Oil and gas production expenses           $  494,854       $  547,249
      Barrels produced                              18,382            7,787
      Mcf produced                                 400,710          361,489
      Average price/Bbl                         $    20.97       $    25.35
      Average price/Mcf                         $     2.37       $     6.21

      As shown in the table above, total oil and gas sales decreased $1,105,351 (45.3%) for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001. Of this decrease, approximately $1,537,000 was related to a decrease in the average price of gas sold. This decrease was partially offset by increases of approximately $269,000 and $243,000, respectively, related to increases in volumes of oil and gas sold. Volumes of oil and gas sold increased 10,595 barrels and 39,221 Mcf, respectively, for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001. The increase in volumes of oil sold was primarily due to
      (i) the successful completion of one new well during late 2001 and (ii) an increase in production on another significant well due to the successful workover of that well during mid 2001. The increase in volumes of gas sold was primarily due to (i) the successful completion of two other new wells during late 2001, (ii) a negative prior period gas balancing adjustment on one significant well during the six months ended June 30, 2001, and (iii) an increase in production on another significant well following successful repairs made during mid 2001. These increases were partially offset by (i) the II-D Partnership receiving a reduced percentage of sales on one significant well during the six months ended June 30, 2002 due to gas balancing and (ii) normal declines in production. As of the date of this Quarterly Report, management expects the reduced sales percentage due to gas balancing to continue for the foreseeable future, thereby continuing to contribute to a decrease in volumes of gas sold for the II-D Partnership. Average oil and gas prices decreased to $20.97 per barrel and $2.37 per Mcf, respectively, for the six months ended June 30, 2002 from $25.35 per barrel and $6.21 per Mcf, respectively, for the six months ended June 30, 2001.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $52,395 (9.6%) for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001. This decrease was primarily due to (i) a decrease in production taxes associated with the decrease in oil and gas sales and (ii) workover expenses incurred on several wells during the six months ended June 30, 2001. These decreases were partially offset by (i) workover expenses incurred on two other significant wells during the six months ended June 30, 2002 and (ii) a positive prior period lease operating expense adjustment made by the operator on one significant well during the six months ended June 30, 2002. As a percentage of oil and gas sales, these expenses increased to 37.0% for the six months ended June 30, 2002 from 22.4% for the six months ended June 30, 2001. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties increased $39,824 (42.4%) for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001. This increase was primarily due to (i) the increases in volumes of oil and gas sold and (ii) downward revisions in the estimates of remaining oil and gas reserves. As a percentage of oil and gas sales, this expense increased to 10.0% for the six months ended June 30, 2002 from 3.8% for the six months ended June 30, 2001. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      General and administrative expenses increased $3,506 (1.8%) for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001. As a percentage of oil and gas sales, these expenses increased to 14.5% for the six months ended June 30, 2002 from 7.8% for the six months ended June 30, 2001. This percentage increase was primarily due to the decrease in oil and gas sales.

      The Limited  Partners have received  cash  distributions  through June 30,
      2002  totaling   $37,455,903  or  118.95%  of  Limited  Partners'  capital
      contributions.

      II-E PARTNERSHIP

      THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2001.

                                                Three Months Ended June 30,
                                                ---------------------------
                                                  2002               2001
                                                --------           --------
      Oil and gas sales                         $473,556           $757,605
      Oil and gas production expenses           $130,783           $166,866
      Barrels produced                             6,217              6,504
      Mcf produced                               115,576            127,098
      Average price/Bbl                         $  23.92           $  26.55
      Average price/Mcf                         $   2.81           $   4.60

      As shown in the table above, total oil and gas sales decreased $284,049 (37.5%) for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001. Of this decrease, approximately (i) $207,000 was related to a decrease in the average price of gas sold and (ii) $53,000 was related to a decrease in volumes of gas sold. Volumes of oil and gas sold decreased 287 barrels and 11,522 Mcf, respectively, for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001. Average oil and gas prices decreased to $23.92 per barrel and $2.81 per Mcf, respectively, for the three months ended June 30, 2002 from $26.55 per barrel and $4.60 per Mcf, respectively, for the three months ended June 30, 2001.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $36,083 (21.6%) for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001. This decrease was primarily due to (i) a decrease in production taxes associated with the decrease in oil and gas sales, (ii) a decrease in repair and maintenance expenses incurred on one significant well during the three months ended June 30, 2002 as compared to the three months ended June 30, 2001, and (iii) workover expenses incurred on another significant well during the three months ended June 30, 2001. As a percentage of oil and gas sales, these expenses increased to 27.6% for the three months ended June 30, 2002 from 22.0% for the three months ended June 30, 2001. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties increased $6,641 (13.0%) for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001. This increase was primarily due to downward revisions in the estimates of remaining oil reserves. This increase was partially offset by the decreases in volumes of oil and gas sold. As a percentage of oil and gas sales, this expense increased to 12.2% for the three months ended June 30, 2002 from 6.7% for the three months ended June 30, 2001. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      General and administrative expenses increased $3,622 (5.7%) for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001. As a percentage of oil and gas sales, these expenses increased to 14.2% for the three months ended June 30, 2002 from 8.4% for the three months ended June 30, 2001. This percentage increase was primarily due to the decrease in oil and gas sales.

      SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2001.

                                                Six Months Ended June 30,
                                                -------------------------
                                                  2002              2001
                                                --------         ----------
      Oil and gas sales                         $872,051         $1,690,610
      Oil and gas production expenses           $287,949         $  342,456
      Barrels produced                            12,856             12,165
      Mcf produced                               237,069            242,344
      Average price/Bbl                         $  21.77         $    27.28
      Average price/Mcf                         $   2.50         $     5.61

      As shown in the table above, total oil and gas sales decreased $818,559 (48.4%) for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001. Of this decrease, approximately $737,000 was related to a decrease in the average price of gas sold. Volumes of oil sold increased 691 barrels, while volumes of gas sold decreased 5,275 Mcf for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001. Average oil and gas prices decreased to $21.77 per barrel and $2.50 per Mcf, respectively, for the six months ended June 30, 2002 from $27.28 per barrel and $5.61 per Mcf, respectively, for the six months ended June 30, 2001.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $54,507 (15.9%) for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001. This decrease was primarily due to a decrease in production taxes associated with the decrease in oil and gas sales. This decrease was partially offset by a negative prior period lease operating expense adjustment on one significant well during the six months ended June 30, 2001. As a percentage of oil and gas sales, these expenses increased to 33.0% for the six months ended June 30, 2002 from 20.3% for the six months ended June 30, 2001. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties increased $21,649 (22.4%) for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001. This increase was primarily due to downward revisions in the estimates of remaining oil reserves. As a percentage of oil and gas sales, this expense increased to 13.6% for the six months ended June 30, 2002 from 5.7% for the six months ended June 30, 2001. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      General and administrative expenses increased $5,074 (3.5%) for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001. As a percentage of oil and gas sales, these expenses increased to 17.0% for the six months ended June 30, 2002 from 8.5% for the six months ended June 30, 2001. This percentage increase was primarily due to the decrease in oil and gas sales.

      The Limited  Partners have received  cash  distributions  through June 30,
      2002  totaling   $26,947,574  or  117.77%  of  Limited  Partners'  capital
      contributions.

      II-F PARTNERSHIP

      THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2001.

                                               Three Months Ended June 30,
                                               ---------------------------
                                                  2002               2001
                                                --------           --------
      Oil and gas sales                         $426,001           $778,828
      Oil and gas production expenses           $ 93,594           $124,723
      Barrels produced                             6,518              8,389
      Mcf produced                               101,716            128,069
      Average price/Bbl                         $  23.50           $  26.29
      Average price/Mcf                         $   2.68           $   4.36

      As shown in the table above, total oil and gas sales decreased $352,827 (45.3%) for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001. Of this decrease, approximately (i) $171,000 was related to a decrease in the average price of gas sold and (ii) $49,000 and $115,000, respectively, were related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 1,871 barrels and 26,353 Mcf, respectively, for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001. The decrease in volumes of oil sold was primarily due to a positive prior period volume adjustment made by the purchaser on one significant well during the three months ended June 30, 2001. The decrease in volumes of gas sold was primarily due to (i) positive prior period volume adjustments made by the purchasers on two significant wells during the three months ended June 30, 2001, (ii) a positive prior period gas balancing adjustment on another significant well during the three months ended June 30, 2001, and (iii) normal declines in production. Average oil and gas prices decreased to $23.50 per barrel and $2.68 per Mcf, respectively, for the three months ended June 30, 2002 from $26.29 per barrel and $4.36 per Mcf, respectively, for the three months ended June 30, 2001.

      The II-F Partnership sold certain oil and gas properties during the three months ended June 30, 2002 and recognized a $50,440 gain on such sales. No such material sales occurred during the three months ended June 30, 2001.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $31,129 (25.0%) for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001. This decrease was primarily due to a decrease in production taxes associated with the decrease in oil and gas sales. As a percentage of oil and gas sales, these expenses increased to 22.0% for the three months ended June 30, 2002 from 16.0% for the three months ended June 30, 2001. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $16,548 (26.8%) for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001. This decrease was primarily due to the decreases in volumes of oil and gas sold. As a percentage of oil and gas sales, this expense increased to 10.6% for the three months ended June 30, 2002 from 7.9% for the three months ended June 30, 2001. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      General and administrative expenses increased $3,754 (8.0%) for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001. As a percentage of oil and gas sales, these expenses increased to 11.9% for the three months ended June 30, 2002 from 6.0% for the three months ended June 30, 2001. This percentage increase was primarily due to the decrease in oil and gas sales.

      SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2001.

                                                Six Months Ended June 30,
                                                -------------------------
                                                  2002              2001
                                                --------         ----------
      Oil and gas sales                         $842,559         $1,599,714
      Oil and gas production expenses           $235,143         $  262,059
      Barrels produced                            14,645             15,079
      Mcf produced                               219,283            238,121
      Average price/Bbl                         $  21.08         $    27.07
      Average price/Mcf                         $   2.43         $     5.00

      As shown in the table above, total oil and gas sales decreased $757,155 (47.3%) for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001. Of this decrease, approximately (i) $88,000 and $563,000, respectively, were related to decreases in the average prices of oil and gas sold and (ii) $94,000 was related to a decrease in volumes of gas sold. Volumes of oil and gas sold decreased 434 barrels and 18,838 Mcf, respectively, for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001. Average oil and gas prices decreased to $21.08 per barrel and $2.43 per Mcf, respectively, for the six months ended June 30, 2002 from $27.07 per barrel and $5.00 per Mcf, respectively, for the six months ended June 30, 2001.

      The II-F Partnership sold certain oil and gas properties during the six months ended June 30, 2002 and recognized a $50,440 gain on such sales. No such material sales occurred during the six months ended June 30, 2001.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $26,916 (10.3%) for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001. This decrease was primarily due to a decrease in production taxes associated with the decrease in oil and gas sales. This decrease was partially offset by workover expenses incurred on several wells during the six months ended June 30, 2002. As a percentage of oil and gas sales, these expenses increased to 27.9% for the six months ended June 30, 2002 from 16.4% for the six months ended June 30, 2001. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $15,112 (13.3%) for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001. This decrease was primarily due to (i) upward revisions in the estimates of remaining gas reserves and (ii) the decreases in volumes of oil and gas sold. As a percentage of oil and gas sales, this expense increased to 11.7% for the six months ended June 30, 2002 from 7.1% for the six months ended June 30, 2001. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      General and administrative expenses increased $4,319 (3.9%) for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001. As a percentage of oil and gas sales, these expenses increased to 13.6% for the six months ended June 30, 2002 from 6.9% for the six months ended June 30, 2001. This percentage increase was primarily due to the decrease in oil and gas sales.

      The Limited  Partners have received  cash  distributions  through June 30,
      2002  totaling   $21,327,051  or  124.43%  of  Limited  Partners'  capital
      contributions.

      II-G PARTNERSHIP

      THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2001.

                                                Three Months Ended June 30,
                                                ---------------------------
                                                  2002              2001
                                                --------         ----------
      Oil and gas sales                         $905,139         $1,659,073
      Oil and gas production expenses           $199,664         $  267,493
      Barrels produced                            13,676             17,607
      Mcf produced                               216,741            272,690
      Average price/Bbl                         $  23.49         $    26.29
      Average price/Mcf                         $   2.69         $     4.39

      As shown in the table above, total oil and gas sales decreased $753,934 (45.4%) for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001. Of this decrease, approximately (i) $367,000 was related to a decrease in the average price of gas sold and (ii) $103,000 and $245,000, respectively, were related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 3,931 barrels and 55,949 Mcf, respectively, for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001. The decrease in volumes of oil sold was primarily due to a positive prior period volume adjustment made by the purchaser on one significant well during the three months ended June 30, 2001. The decrease in volumes of gas sold was primarily due to (i) positive prior period volume adjustments made by the purchasers on two significant wells during the three months ended June 30, 2001, (ii) a positive prior period gas balancing adjustment on another significant well during the three months ended June 30, 2001, and (iii) normal declines in production. Average oil and gas prices decreased to $23.49 per barrel and $2.69 per Mcf, respectively, for the three months ended June 30, 2002 from $26.29 per barrel and $4.39 per Mcf, respectively, for the three months ended June 30, 2001.

      The II-G Partnership sold certain oil and gas properties during the three months ended June 30, 2002 and recognized a $105,409 gain on such sales. No such material sales occurred during the three months ended June 30, 2001.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $67,829 (25.4%) for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001. This decrease was primarily due to a decrease in production taxes associated with the decrease in oil and gas sales. As a percentage of oil and gas sales, these expenses increased to 22.1% for the three months ended June 30, 2002 from 16.1% for the three months ended June 30, 2001. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $34,179 (25.9%) for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001. This decrease was primarily due to the decreases in volumes of oil and gas sold. As a percentage of oil and gas sales, this expense increased to 10.8% for the three months ended June 30, 2002 from 7.9% for the three months ended June 30, 2001. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      General and administrative expenses increased $3,161 (3.1%) for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001. As a percentage of oil and gas sales, these expenses increased to 11.6% for the three months ended June 30, 2002 from 6.1% for the three months ended June 30, 2001. This percentage increase was primarily due to the decrease in oil and gas sales.

      SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2001.

                                                Six Months Ended June 30,
                                                -------------------------
                                                   2002             2001
                                                ----------       ----------
      Oil and gas sales                         $1,786,842       $3,403,123
      Oil and gas production expenses           $  501,012       $  560,473
      Barrels produced                              30,710           31,623
      Mcf produced                                 467,143          507,390
      Average price/Bbl                         $    21.07       $    27.07
      Average price/Mcf                         $     2.44       $     5.02

      As shown in the table above, total oil and gas sales decreased $1,616,281 (47.5%) for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001. Of this decrease, approximately (i) $184,000 and $1,205,000, respectively, were related to decreases in the average prices of oil and gas sold and (ii) $202,000 was related to a decrease in volumes of gas sold. Volumes of oil and gas sold decreased 913 barrels and 40,247 Mcf, respectively, for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001. Average oil and gas prices decreased to $21.07 per barrel and $2.44 per Mcf, respectively, for the six months ended June 30, 2002 from $27.07 per barrel and $5.02 per Mcf, respectively, for the six months ended June 30, 2001.

      The II-G Partnership sold certain oil and gas properties during the six months ended June 30, 2002 and recognized a $105,409 gain on such sales. No such material sales occurred during the six months ended June 30, 2001.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $59,461 (10.6%) for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001. This decrease was primarily due to a decrease in production taxes associated with the decrease in oil and gas sales. This decrease was partially offset by workover expenses incurred on several wells during the six months ended June 30, 2002. As a percentage of oil and gas sales, these expenses increased to 28.0% for the six months ended June 30, 2002 from 16.5% for the six months ended June 30, 2001. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $30,042 (12.4%) for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001. This decrease was primarily due to (i) the decreases in volumes of oil and gas sold and (ii) upward revisions in the estimates of remaining gas reserves. As a percentage of oil and gas sales, this expense increased to 11.9% for the six months ended June 30, 2002 from 7.1% for the six months ended June 30, 2001. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      General and administrative expenses increased $6,703 (3.0%) for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001. As a percentage of oil and gas sales, these expenses increased to 12.8% for the six months ended June 30, 2002 from 6.5% for the six months ended June 30, 2001. This percentage increase was primarily due to the decrease in oil and gas sales.

      The Limited  Partners have received  cash  distributions  through June 30,
      2002  totaling   $44,437,371  or  119.39%  of  Limited  Partners'  capital
      contributions.

      II-H PARTNERSHIP

      THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2001.

                                                Three Months Ended June 30,
                                                ---------------------------
                                                  2002               2001
                                                --------           --------
      Oil and gas sales                         $214,575           $395,727
      Oil and gas production expenses           $ 47,835           $ 64,682
      Barrels produced                             3,187              4,094
      Mcf produced                                51,938             65,181
      Average price/Bbl                         $  23.46           $  26.28
      Average price/Mcf                         $   2.69           $   4.42

      As shown in the table above, total oil and gas sales decreased $181,152 (45.8%) for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001. Of this decrease, approximately (i) $90,000 was related to a decrease in the average price of gas sold and (ii) $24,000 and $59,000, respectively, were related to decreases in volumes of oil and gas sold. Volumes of oil and gas sold decreased 907 barrels and 13,243 Mcf, respectively, for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001. The decrease in volumes of oil sold was primarily due to a positive prior period volume adjustment made by the purchaser on one significant well during the three months ended June 30, 2001. The decrease in volumes of gas sold was primarily due to (i) positive prior period volume adjustments made by the purchasers on two significant wells during the three months ended June 30, 2001, (ii) a positive prior period gas balancing adjustment on another significant well during the three months ended June 30, 2001, and (iii) normal declines in production. Average oil and gas prices decreased to $23.46 per barrel and $2.69 per Mcf, respectively, for the three months ended June 30, 2002 from $26.28 per barrel and $4.42 per Mcf, respectively, for the three months ended June 30, 2001.

      The II-H Partnership sold certain oil and gas properties during the three months ended June 30, 2002 and recognized a $24,403 gain on such sales. No such material sales occurred during the three months ended June 30, 2001.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $16,847 (26.0%) for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001. This decrease was primarily due to a decrease in production taxes associated with the decrease in oil and gas sales. As a percentage of oil and gas sales, these expenses increased to 22.3% for the three months ended June 30, 2002 from 16.3% for the three months ended June 30, 2001. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $8,074 (26.2%) for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001. This decrease was primarily due to the decreases in volumes of oil and gas sold. As a percentage of oil and gas sales, this expense increased to 10.6% for the three months ended June 30, 2002 from 7.8% for the three months ended June 30, 2001. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      General and administrative expenses increased $3,997 (15.7%) for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001. This increase was primarily due to (i) a change in allocation of audit fees among the II-H Partnership and other affiliated partnerships and (ii) an increase in professional fees. As a percentage of oil and gas sales, these expenses increased to 13.8% for the three months ended June 30, 2002 from 6.5% for the three months ended June 30, 2001. This percentage increase was primarily due to the decrease in oil and gas sales.

      SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2001.

                                                Six Months Ended June 30,
                                                -------------------------
                                                  2002               2001
                                                --------           --------
      Oil and gas sales                         $423,019           $811,088
      Oil and gas production expenses           $120,003           $135,041
      Barrels produced                             7,141              7,352
      Mcf produced                               111,791            121,447
      Average price/Bbl                         $  21.06           $  27.07
      Average price/Mcf                         $   2.44           $   5.04

      As shown in the table above, total oil and gas sales decreased $388,069 (47.8%) for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001. Of this decrease, approximately (i) $43,000 and $291,000, respectively, were related to decreases in the average prices of oil and gas sold and (ii) $49,000 was related to a decrease in volumes of gas sold. Volumes of oil and gas sold decreased 211 barrels and 9,656 Mcf, respectively, for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001. Average oil and gas prices decreased to $21.06 per barrel and $2.44 per Mcf, respectively, for the six months ended June 30, 2002 from $27.07 per barrel and $5.04 per Mcf, respectively, for the six months ended June 30, 2001.

      The II-H Partnership sold certain oil and gas properties during the six months ended June 30, 2002 and recognized a $24,403 gain on such sales. No such material sales occurred during the six months ended June 30, 2001.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $15,038 (11.1%) for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001. This decrease was primarily due to a decrease in production taxes associated with the decrease in oil and gas sales. This decrease was partially offset by workover expenses incurred on several wells during the six months ended June 30, 2002. As a percentage of oil and gas sales, these expenses increased to 28.4% for the six months ended June 30, 2002 from 16.6% for the six months ended June 30, 2001. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $7,358 (12.9%) for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001. This decrease was primarily due to (i) the decreases in volumes of oil and gas sold and (ii) upward revisions in the estimates of remaining gas reserves. As a percentage of oil and gas sales, this expense increased to 11.7% for the six months ended June 30, 2002 from 7.0% for the six months ended June 30, 2001. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      General and administrative expenses increased $3,377 (5.1%) for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001. As a percentage of oil and gas sales, these expenses increased to 16.6% for the six months ended June 30, 2002 from 8.2% for the six months ended June 30, 2001. This percentage increase was primarily due to the decrease in oil and gas sales.

      The Limited  Partners have received  cash  distributions  through June 30,
      2002  totaling   $10,340,364  or  112.75%  of  Limited  Partners'  capital
      contributions.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
            RISK.

            The Partnerships do not hold any market risk sensitive instruments.

                          PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

      A lawsuit styled Xplor Energy Operating Co. v. The Newton Corp, et al., Case No. 99-04-01960-CV was filed on May 12, 1999 in the 284th Judicial District Court of Montgomery County, Texas against Samson. The Plaintiff had acquired at auction the interests of the II-A Partnership and other owners in the State 87-S1 well. The lawsuit alleged that Samson and others were the record owners of the lease when it expired and therefore were responsible for the costs of plugging and abandoning the well. Plaintiff sought to recover the Defendants' proportionate share of the costs to plug and abandon the well along with attorneys' fees and interest. The Defendants denied liability and trial was held on August 6, 2001. At the conclusion of the trial the Court awarded the Plaintiff $447,245.55. On January 15, 2002 the Defendants filed an appeal of the matter with the Court of Appeals, Fifth District of Texas, Dallas, Texas, Case No. 05-02-00070-CV. Samson, on behalf of the II-A Partnership and others, intends to vigorously pursue this appeal. In connection with this appeal, the Defendants filed an appellate bond in the amount of $491,970.10, which consists of $86,444.12 for damages, $360,801.43 for costs and attorneys' fees, and $44,724.55 for estimated post-judgment interest. The II-A Partnership had a working interest in the plugged well and its' portion of the judgment and estimated post-judgment interest is approximately $74,000.

      On April 23, 2002 the II-A Partnership entered into a settlement agreement with Xplor Energy Operating Company thereby settling for $24,750 the portion of the judgment which is in favor of Xplor. The appeal is still ongoing with respect to the portion of the judgment which is in favor of The Newton Corporation. The II-A Partnership's portion of the remaining judgment and estimated post-judgment interest are approximately $27,000.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

            99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the II-A Partnership.

            99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the II-B Partnership.

            99.3 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the II-C Partnership.

            99.4 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the II-D Partnership.

            99.5 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the II-E Partnership.

            99.6 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the II-F Partnership.

            99.7 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the II-G Partnership.

            99.8 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the II-H Partnership.


(b)   Reports on Form 8-K.

            None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-A GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-B GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-C GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-D GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-E GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-F GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-G GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-H

                                    (Registrant)

                                    BY:   GEODYNE RESOURCES, INC.

                                          General Partner


Date:  August 13, 2002              By:       /s/Dennis R. Neill
                                       --------------------------------
                                             (Signature)
                                             Dennis R. Neill
                                             President


Date:  August 13, 2002              By:      /s/Craig D. Loseke
                                       --------------------------------
                                            (Signature)
                                            Craig D. Loseke
                                            Chief Accounting Officer

                                INDEX TO EXHIBITS
                                -----------------

Exh.
No.         Exhibit
----        -------

99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Geodyne Energy Income Limited Partnership II-A.

99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Geodyne Energy Income Limited Partnership II-B.

99.3 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Geodyne Energy Income Limited Partnership II-C.

99.4 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Geodyne Energy Income Limited Partnership II-D.

99.5 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Geodyne Energy Income Limited Partnership II-E.

99.6 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Geodyne Energy Income Limited Partnership II-F.

99.7 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Geodyne Energy Income Limited Partnership II-G.

99.8 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Geodyne Energy Income Limited Partnership II-H.