Form 10-Q
period 2002-09-30
GEODYNE ENERGY INCOME LTD PARTNERSHIP II-H; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-G; GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-F; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-E; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-D; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-C; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-B; GEODYNE ENERGY INCOME LTD PARTNERSHIP II A
filed 2002-11-14
CIK 854062, 851724, 850506, 842881, 833526, 833054, 826345, 824894

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2002

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

                                        II-A 73-1295505
                                        II-B 73-1303341
                                        II-C 73-1308986
                                        II-D 73-1329761
                                        II-E 73-1324751
                                        II-F 73-1330632
                                        II-G 73-1336572
         Oklahoma                       II-H 73-1342476
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
                        Yes     X               No
                            ------                    ------
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
                        Yes                     No     X
                            ------                    ------

                        PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-A
                       GEODYNE PRODUCTION PARTNERSHIP II-A
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                             September 30,     December 31,
                                                 2002              2001
                                             ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                   $  605,083       $  414,467
   Accounts receivable:
      Oil and gas sales                           622,461          396,257
      General Partner (Note 2)                          -          130,610
                                               ----------       ----------
        Total current assets                   $1,227,544       $  941,334

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                2,095,692        2,204,572

DEFERRED CHARGE                                   668,468          695,623
                                               ----------       ----------
                                               $3,991,704       $3,841,529
                                               ==========       ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                            $  153,438       $  153,728
   Accrued liability - other (Note 1)              26,672           73,800
   Gas imbalance payable                           96,299           96,299
                                               ----------       ----------
        Total current liabilities              $  276,409       $  323,827

ACCRUED LIABILITY                              $  257,431       $  243,327

PARTNERS' CAPITAL (DEFICIT):
   General Partner                            ($  250,745)     ($  285,152)
   Limited Partners, issued and
      outstanding, 484,283 units                3,708,609        3,559,527
                                               ----------       ----------
        Total Partners' capital                $3,457,864       $3,274,375
                                               ----------       ----------
                                               $3,991,704       $3,841,529
                                               ==========       ==========


         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-A
                       GEODYNE PRODUCTION PARTNERSHIP II-A
                        COMBINED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (Unaudited)

                                                  2002             2001
                                                --------        ----------

REVENUES:
   Oil and gas sales                            $932,585        $1,053,681
   Interest income                                 1,415             6,991
                                                --------        ----------
                                                $934,000        $1,060,672

COSTS AND EXPENSES:
   Lease operating                              $264,322        $  364,417
   Production tax                                 50,654            55,963
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  21,670            89,150
   General and administrative
      (Note 2)                                   136,398           135,568
                                                --------        ----------
                                                $473,044        $  645,098
                                                --------        ----------

NET INCOME                                      $460,956        $  415,574
                                                ========        ==========
GENERAL PARTNER - NET INCOME                    $ 47,904        $   48,882
                                                ========        ==========
LIMITED PARTNERS - NET INCOME                   $413,052        $  366,692
                                                ========        ==========
NET INCOME per unit                             $   0.85        $     0.76
                                                ========        ==========
UNITS OUTSTANDING                                484,283           484,283
                                                ========        ==========



         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-A
                       GEODYNE PRODUCTION PARTNERSHIP II-A
                        COMBINED STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (Unaudited)

                                                 2002              2001
                                              ----------        ----------

REVENUES:
   Oil and gas sales                          $2,700,081        $4,192,688
   Interest income                                 3,765            28,618
   Gain on sale of oil and gas
      properties                                 193,272             3,277
                                              ----------        ----------
                                              $2,897,118        $4,224,583

COSTS AND EXPENSES:
   Lease operating                            $  972,953        $  912,492
   Production tax                                144,989           251,644
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 183,165           252,927
   General and administrative
      (Note 2)                                   425,800           419,148
                                              ----------        ----------
                                              $1,726,907        $1,836,211
                                              ----------        ----------

NET INCOME                                    $1,170,211        $2,388,372
                                              ==========        ==========
GENERAL PARTNER - NET INCOME                  $  133,129        $  258,448
                                              ==========        ==========
LIMITED PARTNERS - NET INCOME                 $1,037,082        $2,129,924
                                              ==========        ==========
NET INCOME per unit                           $     2.14        $     4.40
                                              ==========        ==========
UNITS OUTSTANDING                                484,283           484,283
                                              ==========        ==========



         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-A
                       GEODYNE PRODUCTION PARTNERSHIP II-A
                        COMBINED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (Unaudited)

                                                   2002            2001
                                               ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $1,170,211      $2,388,372
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                 183,165         252,927
      Gain on sale of oil and gas
        properties                             (   193,272)    (     3,277)
      (Increase) decrease in accounts
        receivable - oil and gas sales         (   226,204)        450,832
      Decrease in deferred charge                   27,155               -
      Decrease in accounts payable             (       290)    (    75,415)
      Decrease in accrued liability -
        other                                  (    47,128)              -
      Decrease in gas imbalance payable                  -     (    11,273)
      Increase (decrease) in accrued
        liability                                   14,104     (    10,552)
                                                ----------      ----------
Net cash provided by operating
   activities                                   $  927,741      $2,991,614
                                                ----------      ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($   90,928)    ($  171,060)
   Proceeds from sale of oil and
      gas properties                               340,525           3,277
                                                ----------      ----------
Net cash provided (used) by investing
   activities                                   $  249,597     ($  167,783)
                                                ----------      ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($  986,722)    ($3,148,799)
                                                ----------      ----------
Net cash used by financing activities          ($  986,722)    ($3,148,799)
                                                ----------      ----------
NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                             $  190,616     ($  324,968)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                             414,467       1,070,734
                                                ----------      ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $  605,083      $  745,766
                                                ==========      ==========


         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-B
                       GEODYNE PRODUCTION PARTNERSHIP II-B
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                             September 30,     December 31,
                                                 2002              2001
                                             ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  436,040        $  262,153
   Accounts receivable:
      Oil and gas sales                          448,095           323,116
                                              ----------        ----------
        Total current assets                  $  884,135        $  585,269

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method               1,690,398         1,821,517

DEFERRED CHARGE                                  214,754           214,754
                                              ----------        ----------
                                              $2,789,287        $2,621,540
                                              ==========        ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                           $  117,028        $  126,662
   Gas imbalance payable                          48,060            48,060
                                              ----------        ----------
        Total current liabilities             $  165,088        $  174,722

ACCRUED LIABILITY                             $   47,436        $   47,436

PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($  269,202)      ($  302,054)
   Limited Partners, issued and
      outstanding, 361,719 units               2,845,965         2,701,436
                                              ----------        ----------
        Total Partners' capital               $2,576,763        $2,399,382
                                              ----------        ----------
                                              $2,789,287        $2,621,540
                                              ==========        ==========


         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-B
                       GEODYNE PRODUCTION PARTNERSHIP II-B
                        COMBINED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (Unaudited)

                                                 2002             2001
                                               --------         --------

REVENUES:
   Oil and gas sales                           $652,635         $768,036
   Interest income                                  744            3,791
                                               --------         --------
                                               $653,379         $771,827

COSTS AND EXPENSES:
   Lease operating                             $161,699         $240,385
   Production tax                                33,729           38,168
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 10,874           41,566
   General and administrative
      (Note 2)                                  102,337          101,505
                                               --------         --------
                                               $308,639         $421,624
                                               --------         --------

NET INCOME                                     $344,740         $350,203
                                               ========         ========
GENERAL PARTNER - NET INCOME                   $ 35,378         $ 38,382
                                               ========         ========
LIMITED PARTNERS - NET INCOME                  $309,362         $311,821
                                               ========         ========
NET INCOME per unit                            $   0.86         $   0.86
                                               ========         ========
UNITS OUTSTANDING                               361,719          361,719
                                               ========         ========


         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-B
                       GEODYNE PRODUCTION PARTNERSHIP II-B
                        COMBINED STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (Unaudited)

                                                  2002             2001
                                               ----------       ----------

REVENUES:
   Oil and gas sales                           $1,905,822       $3,201,233
   Interest income                                  1,736           16,751
   Gain on sale of oil and gas
      properties                                   20,525                -
                                               ----------       ----------
                                               $1,928,083       $3,217,984

COSTS AND EXPENSES:
   Lease operating                             $  680,492       $  580,967
   Production tax                                 105,164          174,774
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  135,691          143,145
   General and administrative
      (Note 2)                                    322,772          317,536
                                               ----------       ----------
                                               $1,244,119       $1,216,422
                                               ----------       ----------

NET INCOME                                     $  683,964       $2,001,562
                                               ==========       ==========
GENERAL PARTNER - NET INCOME                   $   80,435       $  211,364
                                               ==========       ==========
LIMITED PARTNERS - NET INCOME                  $  603,529       $1,790,198
                                               ==========       ==========
NET INCOME per unit                            $     1.67       $     4.95
                                               ==========       ==========
UNITS OUTSTANDING                                 361,719          361,719
                                               ==========       ==========


         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-B
                       GEODYNE PRODUCTION PARTNERSHIP II-B
                        COMBINED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (Unaudited)

                                                 2002              2001
                                              ----------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                  $683,964         $2,001,562
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                              135,691            143,145
      Gain on sale of oil and gas
        properties                            (  20,525)                 -
      (Increase) decrease in accounts
        receivable - oil and gas sales        ( 124,979)           255,074
      Decrease in accounts payable            (   9,634)       (    61,527)
                                               --------         ----------
Net cash provided by operating
   activities                                  $664,517         $2,338,254
                                               --------         ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                       ($ 14,047)       ($  492,832)
   Proceeds from sale of oil and gas
      properties                                 30,000                  -
                                               --------         ----------
Net cash provided (used) by investing
   activities                                  $ 15,953        ($  492,832)
                                               --------         ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                         ($506,583)       ($2,260,186)
                                               --------         ----------
Net cash used by financing activities         ($506,583)       ($2,260,186)
                                               --------         ----------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                            $173,887        ($  414,764)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                          262,153            714,162
                                               --------         ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                               $436,040         $  299,398
                                               ========         ==========





         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-C
                       GEODYNE PRODUCTION PARTNERSHIP II-C
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                             September 30,     December 31,
                                                  2002             2001
                                             -------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                   $  235,336       $  115,201
   Accounts receivable:
      Oil and gas sales                           205,964          137,952
                                               ----------       ----------
        Total current assets                   $  441,300       $  253,153

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                  791,001          856,666

DEFERRED CHARGE                                   128,827          128,827
                                               ----------       ----------
                                               $1,361,128       $1,238,646
                                               ==========       ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                            $   45,556       $   50,950
   Gas imbalance payable                           29,876           29,876
                                               ----------       ----------
        Total current liabilities              $   75,432       $   80,826

ACCRUED LIABILITY                              $   29,477       $   29,477

PARTNERS' CAPITAL (DEFICIT):
   General Partner                            ($  112,841)     ($  130,178)
   Limited Partners, issued and
      outstanding, 154,621 units                1,369,060        1,258,521
                                               ----------       ----------
        Total Partners' capital                $1,256,219       $1,128,343
                                               ----------       ----------
                                               $1,361,128       $1,238,646
                                               ==========       ==========


         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-C
                       GEODYNE PRODUCTION PARTNERSHIP II-C
                        COMBINED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (Unaudited)

                                                2002              2001
                                              --------          --------

REVENUES:
   Oil and gas sales                          $324,790          $329,733
   Interest income                                 444             2,521
   Gain on sale of oil and
      gas properties                                 -            21,257
                                              --------          --------
                                              $325,234          $353,511

COSTS AND EXPENSES:
   Lease operating                            $ 67,563          $ 80,280
   Production tax                               19,283            18,702
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 5,556            23,270
   General and administrative
      (Note 2)                                  44,794            43,959
                                              --------          --------
                                              $137,196          $166,211
                                              --------          --------

NET INCOME                                    $188,038          $187,300
                                              ========          ========
GENERAL PARTNER - NET INCOME                  $ 19,259          $ 20,573
                                              ========          ========
LIMITED PARTNERS - NET INCOME                 $168,779          $166,727
                                              ========          ========
NET INCOME per unit                           $   1.09          $   1.08
                                              ========          ========
UNITS OUTSTANDING                              154,621           154,621
                                              ========          ========



         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-C
                       GEODYNE PRODUCTION PARTNERSHIP II-C
                        COMBINED STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (Unaudited)

                                                  2002             2001
                                                --------        ----------

REVENUES:
   Oil and gas sales                            $929,549        $1,446,754
   Interest income                                   950            10,274
   Gain on sale of oil and
      gas properties                               1,014            21,996
                                                --------        ----------
                                                $931,513        $1,479,024

COSTS AND EXPENSES:
   Lease operating                              $267,470        $  220,769
   Production tax                                 56,821            92,946
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  67,887            74,607
   General and administrative
      (Note 2)                                   148,720           146,098
                                                --------        ----------
                                                $540,898        $  534,420
                                                --------        ----------

NET INCOME                                      $390,615        $  944,604
                                                ========        ==========
GENERAL PARTNER - NET INCOME                    $ 45,076        $  100,148
                                                ========        ==========
LIMITED PARTNERS - NET INCOME                   $345,539        $  844,456
                                                ========        ==========
NET INCOME per unit                             $   2.23        $     5.46
                                                ========        ==========
UNITS OUTSTANDING                                154,621           154,621
                                                ========        ==========



         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-C
                       GEODYNE PRODUCTION PARTNERSHIP II-C
                        COMBINED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (Unaudited)
                                                   2002            2001
                                                ----------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                    $390,615       $  944,604
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                 67,887           74,607
      Gain on sale of oil and gas
        properties                              (   1,014)     (    21,996)
      (Increase) decrease in accounts
        receivable - oil and gas sales          (  68,012)         148,443
      Increase (decrease) in accounts
        payable                                 (   5,394)           2,085
      Decrease in accrued liability                     -      (    10,837)
                                                 --------       ----------
Net cash provided by operating
   activities                                    $384,082       $1,136,906
                                                 --------       ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                         ($  3,832)     ($   71,313)
   Proceeds from sale of oil and
      gas properties                                2,624           21,996
                                                 --------       ----------
Net cash used by investing
   activities                                   ($  1,208)     ($   49,317)
                                                 --------       ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                           ($262,739)     ($1,255,329)
                                                 --------       ----------
Net cash used by financing
   activities                                   ($262,739)     ($1,255,329)
                                                 --------       ----------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                              $120,135      ($  167,740)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                            115,201          412,356
                                                 --------       ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                 $235,336       $  244,616
                                                 ========       ==========



         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-D
                       GEODYNE PRODUCTION PARTNERSHIP II-D
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                             September 30,     December 31,
                                                 2002              2001
                                             -------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                   $  525,913       $  170,516
   Accounts receivable:
      Oil and gas sales                           470,942          315,910
                                               ----------       ----------
        Total current assets                   $  996,855       $  486,426

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                1,466,073        1,561,694

DEFERRED CHARGE                                   370,412          370,412
                                               ----------       ----------
                                               $2,833,340       $2,418,532
                                               ==========       ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                            $  107,985       $   84,721
   Payable to General Partner (Note 2)           -                  65,905
   Gas imbalance payable                           55,098           55,098
                                               ----------       ----------
        Total current liabilities              $  163,083       $  205,724

ACCRUED LIABILITY                              $  112,500       $  112,500

PARTNERS' CAPITAL (DEFICIT):
   General Partner                            ($  205,305)     ($  238,692)
   Limited Partners, issued and
      outstanding, 314,878 units                2,763,062        2,339,000
                                               ----------       ----------
        Total Partners' capital                $2,557,757       $2,100,308
                                               ----------       ----------
                                               $2,833,340       $2,418,532
                                               ==========       ==========




         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-D
                       GEODYNE PRODUCTION PARTNERSHIP II-D
                        COMBINED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (Unaudited)

                                                  2002            2001
                                                --------        --------

REVENUES:
   Oil and gas sales                            $786,875        $658,006
   Interest income                                 1,046           5,682
   Gain on sale of oil and gas
      properties                                       -          24,457
                                                --------        --------
                                                $787,921        $688,145

COSTS AND EXPENSES:
   Lease operating                              $174,034        $267,466
   Production tax                                 49,371          41,766
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  16,673          47,561
   General and administrative
      (Note 2)                                    89,325          88,360
                                                --------        --------
                                                $329,403        $445,153
                                                --------        --------

NET INCOME                                      $458,518        $242,992
                                                ========        ========
GENERAL PARTNER - NET INCOME                    $ 47,248        $ 28,012
                                                ========        ========
LIMITED PARTNERS - NET INCOME                   $411,270        $214,980
                                                ========        ========
NET INCOME per unit                             $   1.31        $   0.68
                                                ========        ========
UNITS OUTSTANDING                                314,878         314,878
                                                ========        ========




         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-D
                       GEODYNE PRODUCTION PARTNERSHIP II-D
                        COMBINED STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (Unaudited)

                                                 2002              2001
                                              ----------        ----------

REVENUES:
   Oil and gas sales                          $2,122,635        $3,099,117
   Interest income                                 2,149            28,518
   Gain on sale of oil and gas
      properties                                  11,014            32,619
                                              ----------        ----------
                                              $2,135,798        $3,160,254

COSTS AND EXPENSES:
   Lease operating                            $  592,116        $  648,566
   Production tax                                126,143           207,915
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 150,385           141,449
   General and administrative
      (Note 2)                                   283,396           278,925
                                              ----------        ----------
                                              $1,152,040        $1,276,855
                                              ----------        ----------

NET INCOME                                    $  983,758        $1,883,399
                                              ==========        ==========
GENERAL PARTNER - NET INCOME                  $  111,696        $  198,219
                                              ==========        ==========
LIMITED PARTNERS - NET INCOME                 $  872,062        $1,685,180
                                              ==========        ==========
NET INCOME per unit                           $     2.77        $     5.35
                                              ==========        ==========
UNITS OUTSTANDING                                314,878           314,878
                                              ==========        ==========



         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-D
                       GEODYNE PRODUCTION PARTNERSHIP II-D
                        COMBINED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (Unaudited)
                                                   2002            2001
                                                ----------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                    $983,758       $1,883,399
   Adjustments to reconcile net
     income to net cash provided
     by operating activities:
     Depreciation, depletion, and
       amortization of oil and gas
       properties                                 150,385          141,449
     Gain on sale of oil and gas
       properties                               (  11,014)     (    32,619)
     (Increase) decrease in accounts
       receivable - oil and gas sales           ( 155,032)         324,423
     Decrease in deferred charge                        -            9,917
     Increase in accounts payable                  23,264           13,226
     Decrease in payable to General
       Partner                                  (  65,905)               -
     Increase in accrued liability                      -            6,690
                                                 --------       ----------
Net cash provided by operating
   activities                                    $925,456       $2,346,485
                                                 --------       ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                         ($ 60,566)     ($   53,900)
   Proceeds from sale of oil and gas
     properties                                    16,816           32,619
                                                 --------       ----------
Net cash used by investing activities           ($ 43,750)     ($   21,281)
                                                 --------       ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                           ($526,309)     ($3,275,120)
                                                 --------       ----------
Net cash used by financing activities           ($526,309)     ($3,275,120)
                                                 --------       ----------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                              $355,397      ($  949,916)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                            170,516        1,432,990
                                                 --------       ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                 $525,913       $  483,074
                                                 ========       ==========



         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-E
                       GEODYNE PRODUCTION PARTNERSHIP II-E
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                             September 30,     December 31,
                                                 2002              2001
                                             ------------      ------------

CURRENT ASSETS:
   Cash and cash equivalents                  $  397,337        $  242,032
   Accounts receivable:
      Oil and gas sales                          332,917           244,365
                                              ----------        ----------
        Total current assets                  $  730,254        $  486,397

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method               1,435,642         1,391,297

DEFERRED CHARGE                                  206,554           206,554
                                              ----------        ----------
                                              $2,372,450        $2,084,248
                                              ==========        ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                           $   57,497        $   56,002
   Payable to General Partner (Note 2)          -                  115,045
   Gas imbalance payable                          28,035            28,035
                                              ----------        ----------
        Total current liabilities             $   85,532        $  199,082

ACCRUED LIABILITY                             $   24,499        $   26,344

PARTNERS' CAPITAL (DEFICIT):
   General Partner                           ($  132,021)      ($  162,380)
   Limited Partners, issued and
      outstanding, 228,821 units               2,394,440         2,021,202
                                              ----------        ----------
        Total Partners' capital               $2,262,419        $1,858,822
                                              ----------        ----------
                                              $2,372,450        $2,084,248
                                              ==========        ==========



         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-E
                       GEODYNE PRODUCTION PARTNERSHIP II-E
                        COMBINED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (Unaudited)

                                                2002              2001
                                              --------          --------

REVENUES:
   Oil and gas sales                          $589,004          $484,770
   Interest income                                 510             3,607
                                              --------          --------
                                              $589,514          $488,377

COSTS AND EXPENSES:
   Lease operating                            $ 82,803          $132,377
   Production tax                               45,209            35,337
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                23,120            47,645
   General and administrative
      (Note 2)                                  66,510            64,579
                                              --------          --------
                                              $217,642          $279,938
                                              --------          --------

NET INCOME                                    $371,872          $208,439
                                              ========          ========
GENERAL PARTNER - NET INCOME                  $ 39,217          $ 24,772
                                              ========          ========
LIMITED PARTNERS - NET INCOME                 $332,655          $183,667
                                              ========          ========
NET INCOME per unit                           $   1.45          $   0.80
                                              ========          ========
UNITS OUTSTANDING                              228,821           228,821
                                              ========          ========



         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-E
                       GEODYNE PRODUCTION PARTNERSHIP II-E
                        COMBINED STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (Unaudited)

                                                 2002              2001
                                              ----------       ------------

REVENUES:
   Oil and gas sales                          $1,461,055        $2,175,380
   Interest income                                 1,285            15,437
   Gain (loss) on sale of oil and
      gas properties                              20,604       (       999)
                                              ----------        ----------
                                              $1,482,944        $2,189,818

COSTS AND EXPENSES:
   Lease operating                            $  304,240        $  349,267
   Production tax                                111,721           160,903
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 141,472           144,348
   General and administrative
      (Note 2)                                   214,576           207,571
                                              ----------        ----------
                                              $  772,009        $  862,089
                                              ----------        ----------

NET INCOME                                    $  710,935        $1,327,729
                                              ==========        ==========
GENERAL PARTNER - NET INCOME                  $   83,697        $  144,221
                                              ==========        ==========
LIMITED PARTNERS - NET INCOME                 $  627,238        $1,183,508
                                              ==========        ==========
NET INCOME per unit                           $     2.74        $     5.17
                                              ==========        ==========
UNITS OUTSTANDING                                228,821           228,821
                                              ==========        ==========



         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-E
                       GEODYNE PRODUCTION PARTNERSHIP II-E
                        COMBINED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (Unaudited)

                                                 2002              2001
                                              ----------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                  $710,935         $1,327,729
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                              141,472            144,348
      (Gain) loss on sale of oil and
        gas properties                        (  20,604)               999
      (Increase) decrease in accounts
        receivable - oil and gas sales        (  88,552)           255,034
      Increase in accounts payable                1,495              7,124
      Decrease in payable to General
        Partner                               ( 115,045)                 -
      Decrease in accrued liability           (   1,845)       (     9,917)
                                               --------         ----------
Net cash provided by operating
   activities                                  $627,856         $1,725,317
                                               --------         ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                       ($187,402)       ($   30,258)
   Proceeds from the sale of oil and
      gas properties                             22,189                  -
                                               --------         ----------
Net cash used by investing activities         ($165,213)       ($   30,258)
                                               --------         ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                         ($307,338)       ($1,869,887)
                                               --------         ----------
Net cash used by financing activities         ($307,338)       ($1,869,887)
                                               --------         ----------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                            $155,305        ($  174,828)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                          242,032            511,025
                                               --------         ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                               $397,337         $  336,197
                                               ========         ==========



         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-F
                       GEODYNE PRODUCTION PARTNERSHIP II-F
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                             September 30,     December 31,
                                                  2002             2001
                                             -------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                   $  378,071       $  278,738
   Accounts receivable:
      Oil and gas sales                           318,402          229,071
                                               ----------       ----------
        Total current assets                   $  696,473       $  507,809

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                1,345,527        1,424,064

DEFERRED CHARGE                                    38,188           38,188
                                               ----------       ----------
                                               $2,080,188       $1,970,061
                                               ==========       ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                            $   57,098       $   49,662
   Gas imbalance payable                            7,953            7,953
                                               ----------       ----------
        Total current liabilities              $   65,051       $   57,615

ACCRUED LIABILITY                              $   13,875       $   13,875

PARTNERS' CAPITAL (DEFICIT):
   General Partner                            ($   99,130)     ($  118,848)
   Limited Partners, issued and
      outstanding, 171,400 units                2,100,392        2,017,419
                                               ----------       ----------
        Total Partners' capital                $2,001,262       $1,898,571
                                               ----------       ----------
                                               $2,080,188       $1,970,061
                                               ==========       ==========


         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-F
                       GEODYNE PRODUCTION PARTNERSHIP II-F
                        COMBINED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (Unaudited)

                                                  2002              2001
                                                --------          --------

REVENUES:
   Oil and gas sales                            $527,359          $501,038
   Interest income                                   720             3,637
                                                --------          --------
                                                $528,079          $504,675

COSTS AND EXPENSES:
   Lease operating                              $ 71,911          $101,737
   Production tax                                 32,944            35,720
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  43,130            54,544
   General and administrative
      (Note 2)                                    50,277            48,358
                                                --------          --------
                                                $198,262          $240,359
                                                --------          --------

NET INCOME                                      $329,817          $264,316
                                                ========          ========
GENERAL PARTNER - NET INCOME                    $ 36,791          $ 30,977
                                                ========          ========
LIMITED PARTNERS - NET INCOME                   $293,026          $233,339
                                                ========          ========
NET INCOME per unit                             $   1.71          $   1.36
                                                ========          ========
UNITS OUTSTANDING                                171,400           171,400
                                                ========          ========



         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-F
                       GEODYNE PRODUCTION PARTNERSHIP II-F
                        COMBINED STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (Unaudited)

                                                 2002              2001
                                              ----------       ------------

REVENUES:
   Oil and gas sales                          $1,369,918        $2,100,752
   Interest income                                 1,827            13,586
   Gain (loss) on sale of oil and
      gas properties                              50,440       (     1,162)
                                              ----------        ----------
                                              $1,422,185        $2,113,176

COSTS AND EXPENSES:
   Lease operating                            $  253,958        $  257,341
   Production tax                                 86,040           142,175
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 141,931           168,457
   General and administrative
      (Note 2)                                   165,185           158,947
                                              ----------        ----------
                                              $  647,114        $  726,920
                                              ----------        ----------

NET INCOME                                    $  775,071        $1,386,256
                                              ==========        ==========
GENERAL PARTNER - NET INCOME                  $   90,098        $  152,428
                                              ==========        ==========
LIMITED PARTNERS - NET INCOME                 $  684,973        $1,233,828
                                              ==========        ==========
NET INCOME per unit                           $     4.00        $     7.20
                                              ==========        ==========
UNITS OUTSTANDING                                171,400           171,400
                                              ==========        ==========


         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-F
                       GEODYNE PRODUCTION PARTNERSHIP II-F
                        COMBINED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (Unaudited)

                                                 2002              2001
                                              ----------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                  $775,071         $1,386,256
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                              141,931            168,457
      (Gain) loss on sale of oil and
        gas properties                        (  50,440)             1,162
      (Increase) decrease in accounts
        receivable - oil and gas sales        (  89,331)           154,325
      Decrease in deferred charge                     -              2,422
      Increase in accounts payable                7,436              3,536
                                               --------         ----------
Net cash provided by operating
   activities                                  $784,667         $1,716,158
                                               --------         ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                       ($ 67,837)       ($   69,144)
   Proceeds from sale of oil and
      gas properties                             54,883                  -
                                               --------         ----------
Net cash used by investing
   activities                                 ($ 12,954)       ($   69,144)
                                               --------         ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                         ($672,380)       ($1,731,739)
                                               --------         ----------
Net cash used by financing
   activities                                 ($672,380)       ($1,731,739)
                                               --------         ----------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                            $ 99,333        ($   84,725)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                          278,738            441,154
                                               --------         ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                               $378,071         $  356,429
                                               ========         ==========



         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-G
                       GEODYNE PRODUCTION PARTNERSHIP II-G
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                             September 30,     December 31,
                                                  2002             2001
                                             -------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                   $  800,005       $  625,720
   Accounts receivable:
      Oil and gas sales                           674,250          484,681
                                               ----------       ----------
        Total current assets                   $1,474,255       $1,110,401

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                2,895,188        3,065,609

DEFERRED CHARGE                                    83,736           83,736
                                               ----------       ----------
                                               $4,453,179       $4,259,746
                                               ==========       ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                            $  122,486       $  105,862
   Gas imbalance payable                           17,264           17,264
                                               ----------       ----------
        Total current liabilities              $  139,750       $  123,126

ACCRUED LIABILITY                              $   31,820       $   31,820

PARTNERS' CAPITAL (DEFICIT):
   General Partner                            ($  104,394)     ($  146,206)
   Limited Partners, issued and
      outstanding, 372,189 units                4,386,003        4,251,006
                                               ----------       ----------
        Total Partners' capital                $4,281,609       $4,104,800
                                               ----------       ----------
                                               $4,453,179       $4,259,746
                                               ==========       ==========

         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-G
                       GEODYNE PRODUCTION PARTNERSHIP II-G
                        COMBINED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (Unaudited)

                                                 2002              2001
                                              ----------        ----------

REVENUES:
   Oil and gas sales                          $1,115,779        $1,061,074
   Interest income                                 1,575             7,986
                                              ----------        ----------
                                              $1,117,354        $1,069,060

COSTS AND EXPENSES:
   Lease operating                            $  154,903        $  216,342
   Production tax                                 69,875            75,811
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  91,939           116,244
   General and administrative
      (Note 2)                                   106,071           104,154
                                              ----------        ----------
                                              $  422,788        $  512,551
                                              ----------        ----------

NET INCOME                                    $  694,566        $  556,509
                                              ==========        ==========
GENERAL PARTNER - NET INCOME                  $   77,573        $   65,314
                                              ==========        ==========
LIMITED PARTNERS - NET INCOME                 $  616,993        $  491,195
                                              ==========        ==========
NET INCOME per unit                           $     1.66        $     1.32
                                              ==========        ==========
UNITS OUTSTANDING                                372,189           372,189
                                              ==========        ==========



         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-G
                       GEODYNE PRODUCTION PARTNERSHIP II-G
                        COMBINED STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (Unaudited)

                                                 2002              2001
                                              ----------       ------------

REVENUES:
   Oil and gas sales                          $2,902,621        $4,464,197
   Interest income                                 4,214            29,403
   Gain (loss) on sale of oil and
      gas properties                             105,409       (     2,735)
                                              ----------        ----------
                                              $3,012,244        $4,490,865

COSTS AND EXPENSES:
   Lease operating                            $  542,854        $  549,459
   Production tax                                182,936           303,167
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                 304,730           359,077
   General and administrative
      (Note 2)                                   333,945           325,325
                                              ----------        ----------
                                              $1,364,465        $1,537,028
                                              ----------        ----------

NET INCOME                                    $1,647,779        $2,953,837
                                              ==========        ==========
GENERAL PARTNER - NET INCOME                  $  191,782        $  324,760
                                              ==========        ==========
LIMITED PARTNERS - NET INCOME                 $1,455,997        $2,629,077
                                              ==========        ==========
NET INCOME per unit                           $     3.91        $     7.06
                                              ==========        ==========
UNITS OUTSTANDING                                372,189           372,189
                                              ==========        ==========



         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-G
                       GEODYNE PRODUCTION PARTNERSHIP II-G
                        COMBINED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (Unaudited)

                                                  2002             2001
                                              ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                  $1,647,779       $2,953,837
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                304,730          359,077
      (Gain) loss on sale of oil and gas
        properties                            (   105,409)           2,735
      (Increase) decrease in accounts
        receivable - oil and gas sales        (   189,569)         328,799
      Decrease in deferred charge                       -            5,061
      Increase in accounts payable                 16,624            7,116
                                               ----------       ----------
Net cash provided by operating
   activities                                  $1,674,155       $3,656,625
                                               ----------       ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                       ($  143,709)     ($  151,431)
   Proceeds from sale of oil and
      gas properties                              114,809                -
                                               ----------       ----------
Net cash used by investing
   activities                                 ($   28,900)     ($  151,431)
                                               ----------       ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                         ($1,470,970)     ($3,613,185)
                                               ----------       ----------
Net cash used by financing
   activities                                 ($1,470,970)     ($3,613,185)
                                               ----------       ----------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                            $  174,285      ($  107,991)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                            625,720          934,304
                                               ----------       ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                               $  800,005       $  826,313
                                               ==========       ==========



         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-H
                       GEODYNE PRODUCTION PARTNERSHIP II-H
                             COMBINED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                             September 30,     December 31,
                                                 2002              2001
                                             -------------     ------------

CURRENT ASSETS:
   Cash and cash equivalents                   $  198,338       $  136,988
   Accounts receivable:
      Oil and gas sales                           159,884          114,762
                                               ----------       ----------
        Total current assets                   $  358,222       $  251,750

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                  681,537          721,143

DEFERRED CHARGE                                    19,936           19,936
                                               ----------       ----------
                                               $1,059,695       $  992,829
                                               ==========       ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                            $   29,687       $   25,473
   Gas imbalance payable                            4,266            4,266
                                               ----------       ----------
        Total current liabilities              $   33,953       $   29,739

ACCRUED LIABILITY                              $    6,430       $    6,430

PARTNERS' CAPITAL (DEFICIT):
   General Partner                            ($   55,120)     ($   65,089)
   Limited Partners, issued and
      outstanding, 91,711 units                 1,074,432        1,021,749
                                               ----------       ----------
        Total Partners' capital                $1,019,312       $  956,660
                                               ----------       ----------
                                               $1,059,695       $  992,829
                                               ==========       ==========


         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-H
                       GEODYNE PRODUCTION PARTNERSHIP II-H
                        COMBINED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (Unaudited)

                                                  2002              2001
                                                --------          --------

REVENUES:
   Oil and gas sales                            $264,779          $251,762
   Interest income                                   364             1,783
                                                --------          --------
                                                $265,143          $253,545

COSTS AND EXPENSES:
   Lease operating                              $ 37,756          $ 53,145
   Production tax                                 16,687            18,093
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  22,005            27,196
   General and administrative
      (Note 2)                                    28,128            26,208
                                                --------          --------
                                                $104,576          $124,642
                                                --------          --------

NET INCOME                                      $160,567          $128,903
                                                ========          ========
GENERAL PARTNER - NET INCOME                    $ 18,001          $ 15,160
                                                ========          ========
LIMITED PARTNERS - NET INCOME                   $142,566          $113,743
                                                ========          ========
NET INCOME per unit                             $   1.55          $   1.24
                                                ========          ========
UNITS OUTSTANDING                                 91,711            91,711
                                                ========          ========


         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-H
                       GEODYNE PRODUCTION PARTNERSHIP II-H
                        COMBINED STATEMENTS OF OPERATIONS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (Unaudited)

                                                  2002             2001
                                                --------       ------------

REVENUES:
   Oil and gas sales                            $687,798        $1,062,850
   Interest income                                   848             6,688
   Gain (loss) on sale of oil and
      gas properties                              24,403       (       766)
                                                --------        ----------
                                                $713,049        $1,068,772

COSTS AND EXPENSES:
   Lease operating                              $130,833        $  133,615
   Production tax                                 43,613            72,664
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                  71,489            84,038
   General and administrative
      (Note 2)                                    98,189            92,892
                                                --------        ----------
                                                $344,124        $  383,209
                                                --------        ----------

NET INCOME                                      $368,925        $  685,563
                                                ========        ==========
GENERAL PARTNER - NET INCOME                    $ 43,242        $   75,451
                                                ========        ==========
LIMITED PARTNERS - NET INCOME                   $325,683        $  610,112
                                                ========        ==========
NET INCOME per unit                             $   3.55        $     6.65
                                                ========        ==========
UNITS OUTSTANDING                                 91,711            91,711
                                                ========        ==========



         The accompanying condensed notes are an integral part of these combined financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-H
                       GEODYNE PRODUCTION PARTNERSHIP II-H
                        COMBINED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (Unaudited)

                                                    2002             2001
                                                 ----------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                     $368,925         $685,563
   Adjustments to reconcile net income
      to net cash provided by operating
      activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                  71,489           84,038
      (Gain) loss on sale of oil and gas
        properties                               (  24,403)             766
      (Increase) decrease in accounts
        receivable - oil and gas sales           (  45,122)          79,259
      Decrease in deferred charge                        -            1,189
      Increase in accounts payable                   4,214            1,832
                                                  --------         --------
Net cash provided by operating
   activities                                     $375,103         $852,647
                                                  --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                          ($ 34,048)       ($ 37,968)
   Proceeds from sale of oil and
      Gas properties                                26,568                -
                                                  --------         --------

Net cash used by investing activities            ($  7,480)       ($ 37,968)
                                                  --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                            ($306,273)       ($868,424)
                                                  --------         --------
Net cash used by financing activities            ($306,273)       ($868,424)
                                                  --------         --------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                               $ 61,350        ($ 53,745)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                             136,988          229,651
                                                  --------         --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                  $198,338         $175,906
                                                  ========         ========




         The accompanying condensed notes are an integral part of these combined financial statements.

            GEODYNE ENERGY INCOME PROGRAM II LIMITED PARTNERSHIPS
             CONDENSED NOTES TO THE COMBINED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                                   (Unaudited)


1.    ACCOUNTING POLICIES
      -------------------

      The combined balance sheets as of September 30, 2002, combined statements of operations for the three and nine months ended September 30, 2002 and 2001, and combined statements of cash flows for the nine months ended September 30, 2002 and 2001 have been prepared by Geodyne Resources, Inc., the General Partner of the limited partnerships, without audit. Each limited partnership is a general partner in the related Geodyne Production Partnership in which Geodyne Resources, Inc. serves as the managing partner. Unless the context indicates otherwise, all references to a
      "Partnership" or the "Partnerships" are references to the limited partnership and its related production partnership, collectively, and all references to the "General Partner" are references to the general partner of the limited partnerships and the managing partner of the production partnerships, collectively. In the opinion of management the financial statements referred to above include all necessary adjustments, consisting of normal recurring adjustments, to present fairly the combined financial position at September 30, 2002, the combined results of operations for the three and nine months ended September 30, 2002 and 2001, and the combined cash flows for the nine months ended September 30, 2002 and 2001.

      Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The accompanying interim financial statements should be read in conjunction with the Partnerships' Annual Report on Form 10-K filed for the year ended December 31, 2001. The results of operations for the period ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year.

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


      ACCRUED LIABILITY - OTHER
      -------------------------

      The Accrued Liability - Other at September 30, 2002 and December 31, 2001 for the II-A Partnership represents a charge accrued for the payment of a judgment related to plugging liabilities, which judgment is currently under appeal. The decrease in the Accrued Liability - Other from December 31, 2001 to September 30, 2002 was due to a partial settlement of this judgment, which settlement was paid in June 2002.

2.    TRANSACTIONS WITH RELATED PARTIES
      ---------------------------------

      The Partnerships' Partnership Agreements provide for reimbursement to the General Partner for all direct general and administrative expenses and for the general and administrative overhead applicable to the Partnerships based on an allocation of actual costs incurred. During the three months ended September 30, 2002, the following payments were made to the General Partner or its affiliates by the Partnerships:

                                Direct General           Administrative
            Partnership        and Administrative           Overhead
            -----------        -------------------       ---------------
               II-A                  $ 8,955                 $127,443
               II-B                    7,147                   95,190
               II-C                    4,105                   40,689
               II-D                    6,462                   82,863
               II-E                    6,294                   60,216
               II-F                    5,172                   45,105
               II-G                    8,127                   97,944
               II-H                    3,993                   24,135

      During the nine months ended September 30, 2002, the following payments were made to the General Partner or its affiliates by the Partnerships:

                                Direct General           Administrative
            Partnership        and Administrative           Overhead
            -----------        -------------------       ---------------
               II-A                  $43,471                 $382,329
               II-B                   37,202                  285,570
               II-C                   26,653                  122,067
               II-D                   34,807                  248,589
               II-E                   33,928                  180,648
               II-F                   29,870                  135,315
               II-G                   40,113                  293,832
               II-H                   25,784                   72,405

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

      Net proceeds from the operations less necessary operating capital are distributed to the Limited Partners on a quarterly basis. Revenues and net proceeds of a Partnership are largely dependent upon the volumes of oil and gas sold and the prices received for such oil and gas. While the General Partner cannot predict future pricing trends, it believes the working capital available as of September 30, 2002 and the net revenue generated from future operations will provide sufficient working capital to meet current and future obligations.

      Occasional expenditures for new wells or well recompletions or workovers, however, may reduce or eliminate cash available for a particular quarterly distribution. During the nine months ended September 30, 2002, capital expenditures for the II-A Partnership totaled $90,928. These expenditures were primarily due to drilling activities in a large unitized property, the Willamar Community E Unit, located in Willacy County, Texas, in which the II-A Partnership owns a working interest of approximately 11.5%. In addition, during the nine months ended September 30, 2002, capital expenditures for the II-E Partnership totaled $187,402. These expenditures were primarily due to the drilling of the Ernest Frey #1 and Mordello Vincent #7 wells located in Acadia Parish, Louisiana, in each of which the II-E Partnership owns a working interest of approximately 5.8%. In addition, during the nine months ended September 30, 2001, capital expenditures for the II-A, II-B, and II-C Partnerships totaled $171,060, $492,832, and $71,313, respectively. These expenditures were primarily due to the drilling of three development wells located in Kern County, California. The II-A, II-B, and II-C Partnerships own working interests of approximately 3.9%, 16.2%, and 2.4%, respectively, in these wells.

      The II-A Partnership's Statement of Cash Flows for the nine months ended September 30, 2002 includes proceeds from the sale of certain oil and gas properties during December 2001 and June 2002. These proceeds were included in the Partnership's cash distributions paid in February and August 2002, respectively.


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

      The primary source of liquidity and Partnership cash distributions comes from the net revenues generated from the sale of oil and gas produced from the Partnerships' oil and gas properties. The level of net revenues is highly dependent upon the total volumes of oil and natural gas sold. Oil and gas reserves are depleting assets and will experience production declines over time, thereby likely resulting in reduced net revenues.

      The level of net revenues is also highly dependent upon the prices received for oil and gas sales, which prices have historically been very volatile and may continue to be so. Additionally, lower oil and natural gas prices may reduce the amount of oil and gas that is economic to produce and reduce the Partnerships' revenues and cash flow. Various factors beyond the Partnerships' control will affect prices for oil and natural gas, such as:

      *  The worldwide and domestic supplies of oil and natural gas;
      * The ability of the members of the Organization of Petroleum Exporting Countries ("OPEC") to agree to and maintain oil prices and production quotas;
      * Political instability or armed conflict in oil-producing regions or around major shipping areas;
      *  The level of  consumer  demand  and  overall  economic  activity;
      *  The competitiveness of alternative fuels;
      *  Weather conditions;
      *  The availability of pipelines for  transportation;  and
      *  Domestic and foreign government regulations and taxes.

      Recently, while economic factors have been relatively unfavorable for oil and natural gas demand, oil prices have benefited from the political uncertainty associated with the increase in terrorist activities in parts of the world. In the last few years, natural gas prices have varied significantly, from very high prices in late 2000 and early 2001, to low prices in late 2001 and early 2002, to rising prices in the later part of 2002. The high natural gas prices were associated with cold winter weather and decreased supply from reduced capital investment for new drilling, while the low prices were associated with warm winter weather and reduced economic activity. The more recent increase in prices is the result of increased demand from weather patterns, the pricing effect of relatively high oil prices and increased concern about the ability of the industry to meet any longer-term demand increases based upon current drilling activity. It is not possible to predict the future direction of oil or natural gas prices or whether the above discussed trends will remain.

      Operating costs, including General and Administrative Expenses, may not decline over time or may experience only a gradual decline, thus adversely affecting net revenues as either production or oil and natural gas prices decline. In any particular period, net revenues may also be affected by either the receipt of proceeds from property sales or the incursion of additional costs as a result of well workovers, recompletions, new well drilling, and other events.


PROVED RESERVES AND NET PRESENT VALUE
-------------------------------------

      The process of estimating oil and gas reserves is complex, requiring significant subjective decisions in the evaluation of available geological, engineering, and economic data for each reservoir. The data for a given reservoir may change substantially over time as a result of, among other things, additional development activity, production history, and viability of production under varying economic conditions; consequently, it is reasonably possible that material revisions to existing reserve estimates may occur in the future. Although every reasonable effort has been made to ensure that these reserve estimates represent the most accurate assessment possible, the significance of the subjective decisions required and variances in available data for various reservoirs make these estimates generally less precise than other estimates presented in connection with financial statement disclosures.

      The following tables summarize changes in net quantities of the Partnerships' proved reserves, all of which are located in the United States, for the periods indicated. The proved reserves were estimated by petroleum engineers employed by affiliates of the Partnerships, and are annually reviewed by an independent engineering firm. "Proved reserves" refers to those estimated quantities of crude oil, gas, and gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known oil and gas reservoirs under existing economic and operating conditions. The following information includes certain gas balancing adjustments which cause the gas volume to differ from the reserve reports prepared by the General Partner.

                                II-A Partnership
                                ----------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

      Proved reserves, Dec. 31, 2001             373,529        5,870,258
         Production                             ( 44,969)      (  618,085)
         Sale of minerals in place              (  4,154)      (  109,339)
         Extensions and discoveries               14,912           11,337
         Revisions of previous
            estimates                             93,272          334,526
                                                 -------        ---------

      Proved reserves, Sept. 30, 2002            432,590        5,488,697
                                                 =======        =========


                                II-B Partnership
                                ----------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

      Proved reserves, Dec. 31, 2001             284,386        4,283,056
         Production                             ( 30,747)      (  462,665)
         Sale of minerals in place              (  3,132)               -
         Extensions and discoveries               14,662           20,562
         Revisions of previous
            estimates                             49,705          339,334
                                                 -------        ---------

      Proved reserves, Sept. 30, 2002            314,874        4,180,287
                                                 =======        =========

                                II-C Partnership
                                ----------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

      Proved reserves, Dec. 31, 2001              95,478        3,251,837
         Production                             ( 11,065)      (  263,604)
         Sale of minerals in place              (    438)      (      113)
         Revisions of previous
            estimates                             16,278          161,948
                                                 -------        ---------

      Proved reserves, Sept. 30, 2002            100,253        3,150,068
                                                 =======        =========


                                II-D Partnership
                                ----------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

      Proved reserves, Dec. 31, 2001             192,838        9,391,858
         Production                             ( 25,931)      (  613,015)
         Sale of minerals in place              (  4,601)      (    1,174)
         Extensions and discoveries               18,832           11,783
         Revisions of previous
            estimates                              3,224       (   82,487)
                                                 -------        ---------

      Proved reserves, Sept. 30, 2002            184,362        8,706,965
                                                 =======        =========

                                II-E Partnership
                                ----------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

      Proved reserves, Dec. 31, 2001             146,528        3,643,582
         Production                             ( 18,651)      (  383,242)
         Sale of minerals in place                     -       (   13,492)
         Extensions and discoveries                2,283            5,883
         Revisions of previous
            estimates                             27,987          342,075
                                                 -------        ---------

      Proved reserves, Sept. 30, 2002            158,147        3,594,806
                                                 =======        =========


                                II-F Partnership
                                ----------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

      Proved reserves, Dec. 31, 2001             218,525        3,008,911
         Production                             ( 21,483)      (  338,964)
         Sale of minerals in place                     -       (   33,002)
         Extensions and discoveries                1,264           14,384
         Revisions of previous
            estimates                             41,066          295,720
                                                 -------        ---------

      Proved reserves, Sept. 30, 2002            239,372        2,947,049
                                                 =======        =========

                                II-G Partnership
                                ----------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

      Proved reserves, Dec. 31, 2001             459,154        6,439,996
         Production                             ( 45,038)      (  721,221)
         Sale of minerals in place                     -       (   69,121)
         Extensions and discoveries               12,198           34,130
         Revisions of previous
            estimates                             76,440          632,874
                                                 -------        ---------

      Proved reserves, Sept. 30, 2002            502,754        6,316,658
                                                 =======        =========


                                II-H Partnership
                                ----------------

                                                  Crude          Natural
                                                   Oil             Gas
                                                (Barrels)         (Mcf)
                                                ---------      -----------

      Proved reserves, Dec. 31, 2001             107,290        1,555,333
         Production                             ( 10,464)      (  172,467)
         Sale of minerals in place                     -       (   15,921)
         Extensions and discoveries                   69            6,958
         Revisions of previous
            estimates                             20,548          155,611
                                                 -------        ---------

      Proved reserves, Sept. 30, 2002            117,443        1,529,514
                                                 =======        =========

      In addition to the volume changes, the net present value of the Partnerships' reserves may change dramatically as oil and gas prices change or as volumes change for the reasons described above. Net present value represents estimated future gross cash flow from the production and sale of proved reserves, net of estimated oil and gas production costs (including production taxes, ad valorem taxes, and operating expenses) and estimated future development costs, discounted at 10% per annum.

      The following table indicates the estimated net present value of the Partnerships' proved reserves as of December 31, 2001 and September 30, 2002. Net present value attributable to the Partnerships' proved reserves was calculated on the basis of current costs and prices as of the date of estimation. Such prices were $16.75 per barrel and $2.65 per Mcf as of December 31, 2001 and $27.25 per barrel and $3.76 per Mcf as of September 30, 2002. Such prices were not escalated except in certain circumstances where escalations were fixed and readily determinable in accordance with applicable contract provisions. The prices used in calculating the net present value attributable to the Partnerships' proved reserves do not necessarily reflect market prices for oil and gas production subsequent to the date the net present value was estimated. There can be no assurance that the prices used in calculating the net present value of the Partnerships' proved reserves will actually be realized for such production.

                                   Net Present Value of Reserves
                                 ---------------------------------
            Partnership           12/31/01               9/30/02
            -----------          -----------           -----------
                II-A             $ 8,039,055           $11,916,979
                II-B             $ 5,893,237           $ 8,964,618
                II-C             $ 3,983,242           $ 5,630,261
                II-D             $12,252,920           $15,635,099
                II-E             $ 4,806,139           $ 7,143,383
                II-F             $ 4,668,143           $ 7,358,685
                II-G             $ 9,899,151           $15,635,338
                II-H             $ 2,354,203           $ 3,729,092

      Subsequent to September 30, 2002, the II-C and II-D Partnerships sold their interests in five wells located in the Paradox Basin, San Miguel County, Colorado. The sale proceeds were less than the estimated net present value of the II-C and II-D Partnerships' reserves for these wells as included in the Annual Report on Form 10-K for the year ended December 31, 2001. This can be attributed to a greater than expected production decline in 2002 and revisions in calculating certain gas pricing deductions.

      II-A PARTNERSHIP

      THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2001.

                                             Three Months Ended September 30,
                                             --------------------------------
                                                  2002              2001
                                                --------         ----------
      Oil and gas sales                         $932,585         $1,053,681
      Oil and gas production expenses           $314,976         $  420,380
      Barrels produced                            13,602             16,056
      Mcf produced                               193,018            229,824
      Average price/Bbl                         $  26.25         $    24.82
      Average price/Mcf                         $   2.98         $     2.85

      As shown in the table above, total oil and gas sales decreased $121,096 (11.5%) for the three months ended September 30, 2002 as compared to the three months ended September 30, 2001. Of this decrease, approximately $60,000 and $105,000, respectively, were related to decreases in volumes of oil and gas sold. These decreases were partially offset by increases of approximately $19,000 and $25,000, respectively, related to increases in the average prices of oil and gas sold. Volumes of oil and gas sold decreased 2,454 barrels and 36,806 Mcf, respectively, for the three months ended September 30, 2002 as compared to the three months ended September 30, 2001. The decrease in volumes of oil sold was primarily due to (i) the sale of several wells during early 2002 and (ii) normal declines in production. The decrease in volumes of gas sold was primarily due to (i) a positive prior period gas balancing adjustment on one significant well during the three months ended September 30, 2001, (ii) positive prior period volume adjustments on two significant wells during the three months ended September 30, 2001, and (iii) a negative prior period volume adjustment made by the purchaser on another significant well during the three months ended September 30, 2002. Average oil and gas prices increased to $26.25 per barrel and $2.98 per Mcf, respectively, for the three months ended September 30, 2002 from $24.82 per barrel and $2.85 per Mcf, respectively, for the three months ended September 30, 2001.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $105,404 (25.1%) for the three months ended September 30, 2002 as compared to the three months ended September 30, 2001. This decrease was primarily due to (i) the sale of several wells during early 2002 and (ii) workover expenses incurred on several wells during the three months ended September 30, 2001. As a percentage of oil and gas sales, these expenses decreased to 33.8% for the three months ended September 30, 2002 from 39.9% for the three months ended September 30, 2001. This percentage decrease was primarily due to the dollar decrease in oil and gas production expenses.

      Depreciation, depletion, and amortization of oil and gas properties decreased $67,480 (75.7%) for the three months ended September 30, 2002 as compared to the three months ended September 30, 2001. This decrease was primarily due to (i) upward revisions in the estimates of remaining oil and gas reserves at September 30, 2002 and (ii) the decreases in volumes of oil and gas sold. As a percentage of oil and gas sales, this expense decreased to 2.3% for the three months ended September 30, 2002 from 8.5% for the three months ended September 30, 2001. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization.

      General and administrative expenses remained relatively constant for the three months ended September 30, 2002 and 2001. As a percentage of oil and gas sales, these expenses increased to 14.6% for the three months ended September 30, 2002 from 12.9% for the three months ended September 30, 2001. This percentage increase was primarily due to the decrease in oil and gas sales.

      NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2001.

                                             Nine Months Ended September 30,
                                             -------------------------------
                                                   2002             2001
                                                ----------       ----------
      Oil and gas sales                         $2,700,081       $4,192,688
      Oil and gas production expenses           $1,117,942       $1,164,136
      Barrels produced                              44,969           53,356
      Mcf produced                                 618,085          605,205
      Average price/Bbl                         $    22.55       $    25.44
      Average price/Mcf                         $     2.73       $     4.68

      As shown in the table above, total oil and gas sales decreased $1,492,607 (35.6%) for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001. Of this decrease, approximately (i) $1,210,000 was related to a decrease in the average price of gas sold and
      (ii) $213,000 was related to a decrease in volumes of oil sold. Volumes of oil sold decreased 8,387 barrels, while volumes of gas sold increased 12,880 Mcf for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001. The decrease in volumes of oil sold was primarily due to (i) the sale of several wells during early 2002 and
      (ii) normal declines in production. The increase in volumes of gas sold was primarily due to (i) a negative prior period gas balancing adjustment on one significant well during the nine months ended September 30, 2001,
      (ii) a positive prior period gas balancing adjustment on another significant well during the nine months ended September 30, 2002, and
      (iii) an increase in production on another significant well due to the successful workover of that well during late 2001 and early 2002. These increases were partially offset by (i) a positive prior period gas balancing adjustment on one significant well during the nine months ended September 30, 2001 and (ii) a negative prior period volume adjustment made by the purchaser on another significant well during the nine months ended September 30, 2002. Average oil and gas prices decreased to $22.55 per barrel and $2.73 per Mcf, respectively, for the nine months ended September 30, 2002 from $25.44 per barrel and $4.68 per Mcf, respectively, for the nine months ended September 30, 2001.

      As discussed in Liquidity and Capital Resources above, the II-A Partnership sold certain oil and gas properties during the nine months ended September 30, 2002 and recognized a $193,272 gain on such sales. Sales of oil and gas properties during the nine months ended September 30, 2001 resulted in similar gains of $3,277.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $46,194 (4.0%) for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001. This decrease was primarily due to (i) a decrease in production taxes associated with the decrease in oil and gas sales, (ii) the sale of several wells during early 2002, and (iii) a partial reversal during the nine months ended September 30, 2002 of approximately $22,000 (due to a partial post-judgment settlement) of a charge previously accrued for a judgment. These decreases were partially offset by workover expenses incurred on several wells during the nine months ended September 30, 2002. As a percentage of oil and gas sales, these expenses increased to 41.4% for the nine months ended September 30, 2002 from 27.8% for the nine months ended September 30, 2001. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $69,762 (27.6%) for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001. This decrease was primarily due to (i) upward revisions in the estimates of remaining oil and gas reserves at September 30, 2002 and (ii) the decrease in volumes of oil sold. As a percentage of oil and gas sales, this expense increased to 6.8% for the nine months ended September 30, 2002 from 6.0% for the nine months ended September 30, 2001. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      General and administrative expenses increased $6,652 (1.6%) for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001. As a percentage of oil and gas sales, these expenses increased to 15.8% for the nine months ended September 30, 2002 from 10.0% for the nine months ended September 30, 2001. This percentage increase was primarily due to the decrease in oil and gas sales.

      The Limited Partners have received cash distributions through September 30, 2002 totaling $55,237,357 or 114.06% of Limited Partners' capital contributions.

      II-B PARTNERSHIP

      THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2001.

                                            Three Months Ended September 30,
                                            --------------------------------
                                                  2002             2001
                                                --------         --------
      Oil and gas sales                         $652,635         $768,036
      Oil and gas production expenses           $195,428         $278,553
      Barrels produced                             9,413           10,958
      Mcf produced                               139,524          133,773
      Average price/Bbl                         $  26.18         $  25.59
      Average price/Mcf                         $   2.91         $   3.65

      As shown in the table above, total oil and gas sales decreased $115,401 (15.0%) for the three months ended September 30, 2002 as compared to the three months ended September 30, 2001. Of this decrease, approximately (i) $102,000 was related to a decrease in the average price of gas sold and
      (ii) $40,000 was related to a decrease in volumes of oil sold. These decreases were partially offset by an increase of approximately $21,000 related to an increase in volumes of gas sold. Volumes of oil sold decreased 1,545 barrels, while volumes of gas sold increased 5,751 Mcf for the three months ended September 30, 2002 as compared to the three months ended September 30, 2001. The decrease in volumes of oil sold was primarily due to normal declines in production. Average oil prices increased to $26.18 per barrel for the three months ended September 30, 2002 from $25.59 per barrel for the three months ended September 30, 2001. Average gas prices decreased to $2.91 per Mcf for the three months ended September 30, 2002 from $3.65 per Mcf for the three months ended September 30, 2001.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $83,125 (29.8%) for the three months ended September 30, 2002 as compared to the three months ended September 30, 2001. This decrease was primarily due to (i) positive prior period lease operating expense adjustments made by the operators on several wells during the three months ended September 30, 2001, (ii) workover expenses incurred on several wells during the three months ended September 30, 2001, and (iii) a decrease in production taxes associated with the decrease in oil and gas sales. As a percentage of oil and gas sales, these expenses decreased to 29.9% for the three months ended September 30, 2002 from 36.3% for the three months ended September 30, 2001. This percentage decrease was primarily due to the dollar decrease in oil and gas production expenses.

      Depreciation, depletion, and amortization of oil and gas properties decreased $30,692 (73.8%) for the three months ended September 30, 2002 as compared to the three months ended September 30, 2001. This decrease was primarily due to upward revisions in the estimates of remaining oil and gas reserves at September 30, 2002. As a percentage of oil and gas sales, this expense decreased to 1.7% for the three months ended September 30, 2002 from 5.4% for the three months ended September 30, 2001. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization.

      General and administrative expenses remained relatively constant for the three months ended September 30, 2002 and 2001. As a percentage of oil and gas sales, these expenses increased to 15.7% for the three months ended September 30, 2002 from 13.2% for the three months ended September 30, 2001. This percentage increase was primarily due to the decrease in oil and gas sales.

      NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2001.

                                             Nine Months Ended September 30,
                                             -------------------------------
                                                   2002             2001
                                                ----------       ----------
      Oil and gas sales                         $1,905,822       $3,201,233
      Oil and gas production expenses           $  785,656       $  755,741
      Barrels produced                              30,747           40,089
      Mcf produced                                 462,665          446,563
      Average price/Bbl                         $    22.93       $    25.72
      Average price/Mcf                         $     2.60       $     4.86

      As shown in the table above, total oil and gas sales decreased $1,295,411 (40.5%) for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001. Of this decrease, approximately (i) $1,047,000 was related to a decrease in the average price of gas sold and
      (ii) $240,000 was related to a decrease in volumes of oil sold. Volumes of oil sold decreased 9,342 barrels, while volumes of gas sold increased 16,102 Mcf for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001. The decrease in volumes of oil sold was primarily due to (i) normal declines in production and (ii) a positive prior period volume adjustment made by the operator on one significant well during the nine months ended September 30, 2001. Average oil and gas prices decreased to $22.93 per barrel and $2.60 per Mcf, respectively, for the nine months ended September 30, 2002 from $25.72 per barrel and $4.86 per Mcf, respectively, for the nine months ended September 30, 2001.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $29,915 (4.0%) for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001. This increase was primarily due to workover expenses incurred on several wells during the nine months ended September 30, 2002. This increase was partially offset by (i) a decrease in production taxes associated with the decrease in oil and gas sales and (ii) positive prior period lease operating expense adjustments made by the operators on several wells during the nine months ended September 30, 2001. As a percentage of oil and gas sales, these expenses increased to 41.2% for the nine months ended September 30, 2002 from 23.6% for the nine months ended September 30, 2001. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $7,454 (5.2%) for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001. As a percentage of oil and gas sales, this expense increased to 7.1% for the nine months ended September 30, 2002 from 4.5% for the nine months ended September 30, 2001. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      General and administrative expenses increased $5,236 (1.6%) for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001. As a percentage of oil and gas sales, these expenses increased to 16.9% for the nine months ended September 30, 2002 from 9.9% for the nine months ended September 30, 2001. This percentage increase was primarily due to the decrease in oil and gas sales.

      The Limited Partners have received cash distributions through September 30, 2002 totaling $39,783,916 or 109.99% of the Limited Partners' capital contributions.

      II-C PARTNERSHIP

      THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2001.

                                            Three Months Ended September 30,
                                            --------------------------------
                                                    2002             2001
                                                  --------         --------
      Oil and gas sales                           $324,790         $329,733
      Oil and gas production expenses             $ 86,846         $ 98,982
      Barrels produced                               3,328            3,401
      Mcf produced                                  86,084           73,930
      Average price/Bbl                           $  26.40         $  25.73
      Average price/Mcf                           $   2.75         $   3.28

      As shown in the table above, total oil and gas sales decreased $4,943 (1.5%) for the three months ended September 30, 2002 as compared to the three months ended September 30, 2001. Of this decrease, approximately (i) $45,000 was related to a decrease in the average price of gas sold and
      (ii) $2,000 was related to a decrease in volumes of oil sold. These decreases were partially offset by increases of approximately (i) $40,000 related to an increase in volumes of gas sold and (ii) $2,000 related to an increase in the average price of oil sold. Volumes of oil sold decreased 73 barrels, while volumes of gas sold increased 12,154 Mcf for the three months ended September 30, 2002 as compared to the three months ended September 30, 2001. The increase in volumes of gas sold was primarily due to (i) a positive prior period volume adjustment made by the purchaser on one significant well during the three months ended September 30, 2002 and (ii) an increase in production on another significant well due to the successful workover of that well during late 2001 and early 2002. Average oil prices increased to $26.40 per barrel for the three months ended September 30, 2002 from $25.73 per barrel for the three months ended September 30, 2001. Average gas prices decreased to $2.75 per Mcf for the three months ended September 30, 2002 from $3.28 per Mcf for the three months ended September 30, 2001.

      The II-C Partnership sold certain oil and gas properties during the three months ended September 30, 2001 and recognized a $21,257 gain on such sales. No such sales occurred during the three months ended September 30, 2002.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $12,136 (12.3%) for the three months ended September 30, 2002 as compared to the three months ended September 30, 2001. This decrease was primarily due to (i) workover expenses incurred on one significant well during the three months ended September 30, 2001 and
      (ii) negative prior period lease operating expense adjustments on two significant wells during the three months ended September 30, 2002. As a percentage of oil and gas sales, these expenses decreased to 26.7% for the three months ended September 30, 2002 from 30.0% for the three months ended September 30, 2001. This percentage decrease was primarily due to the dollar decrease in oil and gas production expenses.

      Depreciation, depletion, and amortization of oil and gas properties decreased $17,714 (76.1%) for the three months ended September 30, 2002 as compared to the three months ended September 30, 2001. This decrease was primarily due to upward revisions in the estimates of remaining oil and gas reserves at September 30, 2002. As a percentage of oil and gas sales, this expense decreased to 1.7% for the three months ended September 30, 2002 from 7.1% for the three months ended September 30, 2001. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization.

      General and administrative expenses increased $835 (1.9%) for the three months ended September 30, 2002 as compared to the three months ended September 30, 2001. As a percentage of oil and gas sales, these expenses increased to 13.8% for the three months ended September 30, 2002 from 13.3% for the three months ended September 30, 2001.

      NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2001.

                                               Nine Months Ended September 30,
                                               -------------------------------
                                                    2002             2001
                                                  --------        ----------
      Oil and gas sales                           $929,549        $1,446,754
      Oil and gas production expenses             $324,291        $  313,715
      Barrels produced                              11,065            10,944
      Mcf produced                                 263,604           236,794
      Average price/Bbl                           $  23.25        $    25.78
      Average price/Mcf                           $   2.55        $     4.92

      As shown in the table above, total oil and gas sales decreased $517,205 (35.7%) for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001. Of this decrease, approximately $624,000 was related to a decrease in the average price of gas sold, which decrease was partially offset by an increase of approximately $132,000 related to an increase in volumes of gas sold. Volumes of oil and gas sold increased 121 barrels and 26,810 Mcf, respectively, for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001. The increase in volumes of gas sold was primarily due to (i) a negative prior period gas balancing adjustment on one significant well during the nine months ended September 30, 2001,
      (ii) an increase in production on another significant well due to the successful workover of that well during late 2001 and early 2002, and
      (iii) a positive prior period volume adjustment made by the purchaser on another significant well during the nine months ended September 30, 2002. Average oil and gas prices decreased to $23.25 per barrel and $2.55 per Mcf, respectively, for the nine months ended September 30, 2002 from $25.78 per barrel and $4.92 per Mcf, respectively, for the nine months ended September 30, 2001.

      Oil and gas production expenses (including lease operating expenses and production taxes) increased $10,576 (3.4%) for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001. This increase was primarily due to workover expenses incurred on two significant wells during the nine months ended September 30, 2002. This increase was partially offset by a decrease in production taxes associated with the decrease in oil and gas sales. As a percentage of oil and gas sales, these expenses increased to 34.9% for the nine months ended September 30, 2002 from 21.7% for the nine months ended September 30, 2001. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $6,720 (9.0%) for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001. This decrease was primarily due to upward revisions in the estimates of remaining oil and gas reserves at September 30, 2002. This decrease was partially offset by the increases in volumes of oil and gas sold. As a percentage of oil and gas sales, this expense increased to 7.3% for the nine months ended September 30, 2002 from 5.2% for the nine months ended September 30, 2001. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      General and administrative expenses increased $2,622 (1.8%) for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001. As a percentage of oil and gas sales, these expenses increased to 16.0% for the nine months ended September 30, 2002 from 10.1% for the nine months ended September 30, 2001. This percentage increase was primarily due to the decrease in oil and gas sales.

      The Limited Partners have received cash distributions through September 30, 2002 totaling $18,408,686 or 119.06% of the Limited Partners' capital contributions.

      II-D PARTNERSHIP

      THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2001.

                                            Three Months Ended September 30,
                                            --------------------------------
                                                  2002             2001
                                                --------         --------
      Oil and gas sales                         $786,875         $658,006
      Oil and gas production expenses           $223,405         $309,232
      Barrels produced                             7,549            3,920
      Mcf produced                               212,305          183,262
      Average price/Bbl                         $  26.59         $  25.25
      Average price/Mcf                         $   2.76         $   3.05

      As shown in the table above, total oil and gas sales increased $128,869 (19.6%) for the three months ended September 30, 2002 as compared to the three months ended September 30, 2001. Of this increase, approximately $92,000 and $89,000, respectively, were related to increases in volumes of oil and gas sold. These increases were partially offset by a decrease of approximately $61,000 related to a decrease in the average price of gas sold. Volumes of oil and gas sold increased 3,629 barrels and 29,043 Mcf, respectively, for the three months ended September 30, 2002 as compared to the three months ended September 30, 2001. The increase in volumes of oil sold was primarily due to (i) the successful completion of a new well during late 2001 and (ii) an increase in production on one significant well due to the successful workover of that well during mid 2001. The increase in volumes of gas sold was primarily due to (i) an increase in production on several wells due to successful workovers of those wells during mid 2001, (ii) the successful completion of two new wells during late 2001, and (iii) a positive prior period volume adjustment made by the purchaser on one significant well during the three months ended September 30, 2002. These increases were partially offset by the II-D Partnership receiving a reduced percentage of sales on another significant well during the three months ended September 30, 2002 due to gas balancing. As of the date of this Quarterly Report, management expects the gas balancing adjustment to continue for the foreseeable future, thereby continuing to contribute to a decrease in volumes of gas sold for the II-D Partnership. Average oil prices increased to $26.59 per barrel for the three months ended September 30, 2002 from $25.25 per barrel for the three months ended September 30, 2001. Average gas prices decreased to $2.76 per Mcf for the three months ended September 30, 2002 from $3.05 per Mcf for the three months ended September 30, 2001.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $85,827 (27.8%) for the three months ended September 30, 2002 as compared to the three months ended September 30, 2001. This decrease was primarily due to (i) workover expenses incurred on several wells during the three months ended September 30, 2001 and (ii) the sale of one significant well during late 2001. These decreases were partially offset by workover expenses incurred on another significant well during the three months ended September 30, 2002. As a percentage of oil and gas sales, these expenses decreased to 28.4% for the three months ended September 30, 2002 from 47.0% for the three months ended September 30, 2001. This percentage decrease was primarily due to the dollar decrease in oil and gas production expenses.

      Depreciation, depletion, and amortization of oil and gas properties decreased $30,888 (64.9%) for the three months ended September 30, 2002 as compared to the three months ended September 30, 2001. This decrease was primarily due to upward revisions in the estimates of remaining oil reserves at September 30, 2002. This decrease was partially offset by the increases in volumes of oil and gas sold. As a percentage of oil and gas sales, this expense decreased to 2.1% for the three months ended September 30, 2002 from 7.2% for the three months ended September 30, 2001. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization.

      General and administrative expenses increased $965 (1.1%) for the three months ended September 30, 2002 as compared to the three months ended September 30, 2001. As a percentage of oil and gas sales, these expenses decreased to 11.4% for the three months ended September 30, 2002 from 13.4% for the three months ended September 30, 2001. This percentage decrease was primarily due to the increase in oil and gas sales.

      NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2001.

                                             Nine Months Ended September 30,
                                            --------------------------------
                                                   2002             2001
                                                ----------       ----------
      Oil and gas sales                         $2,122,635       $3,099,117
      Oil and gas production expenses           $  718,259       $  856,481
      Barrels produced                              25,931           11,707
      Mcf produced                                 613,015          544,751
      Average price/Bbl                         $    22.60       $    25.32
      Average price/Mcf                         $     2.51       $     5.14

      As shown in the table above, total oil and gas sales decreased $976,482 (31.5%) for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001. Of this decrease, approximately $1,617,000 was related to a decrease in the average price of gas sold. This decrease was partially offset by increases of approximately $360,000 and $351,000, respectively, related to increases in volumes of oil and gas sold. Volumes of oil and gas sold increased 14,224 barrels and 68,264 Mcf, respectively, for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001. The increase in volumes of oil sold was primarily due to (i) the successful completion of a new well during late 2001 and (ii) an increase in production on one significant well due to the successful workover of that well during mid 2001. The increase in volumes of gas sold was primarily due to (i) the successful completion of two new wells during late 2001, (ii) a negative prior period gas balancing adjustment on one significant well during the nine months ended September 30, 2001, and
      (iii) an increase in production on another significant well due to a successful workover of that well during mid 2001. These increases were partially offset by the II-D Partnership receiving a reduced percentage of sales on another significant well during the nine months ended September 30, 2002 due to gas balancing. As of the date of this Quarterly Report, management expects the gas balancing adjustment to continue for the foreseeable future, thereby continuing to contribute to a decrease in volumes of gas sold for the II-D Partnership. Average oil and gas prices decreased to $22.60 per barrel and $2.51 per Mcf, respectively, for the nine months ended September 30, 2002 from $25.32 per barrel and $5.14 per Mcf, respectively, for the nine months ended September 30, 2001.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $138,222 (16.1%) for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001. This decrease was primarily due to (i) a decrease in production taxes associated with the decrease in oil and gas sales, (ii) workover expenses incurred on several wells during the nine months ended September 30, 2001, and (iii) the sale of one significant well during late 2001. These decreases were partially offset by workover expenses incurred on several wells during the nine months ended September 30, 2002. As a percentage of oil and gas sales, these expenses increased to 33.8% for the nine months ended September 30, 2002 from 27.6% for the nine months ended September 30, 2001. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties increased $8,936 (6.3%) for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001. This increase was primarily due to the increases in volumes of oil and gas sold. This increase was partially offset by upward revisions in the estimates of remaining oil reserves at September 30, 2002. As a percentage of oil and gas sales, this expense increased to

      7.1% for the nine months ended September 30, 2002 from 4.6% for the nine months ended September 30, 2001. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      General and administrative expenses increased $4,471 (1.6%) for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001. As a percentage of oil and gas sales, these expenses increased to 13.4% for the nine months ended September 30, 2002 from 9.0% for the nine months ended September 30, 2001. This percentage increase was primarily due to the decrease in oil and gas sales.

      The Limited Partners have received cash distributions through September 30, 2002 totaling $37,749,903 or 119.89% of Limited Partners' capital contributions.

      II-E PARTNERSHIP

      THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2001.

                                            Three Months Ended September 30,
                                            --------------------------------
                                                  2002               2001
                                                --------           --------
      Oil and gas sales                         $589,004           $484,770
      Oil and gas production expenses           $128,012           $167,714
      Barrels produced                             5,795              5,508
      Mcf produced                               146,173            122,319
      Average price/Bbl                         $  27.57           $  24.39
      Average price/Mcf                         $   2.94           $   2.86

      As shown in the table above, total oil and gas sales increased $104,234 (21.5%) for the three months ended September 30, 2002 as compared to the three months ended September 30, 2001. Of this increase, approximately (i) $68,000 was related to an increase in volumes of gas sold and (ii) $18,000 and $10,000, respectively, were related to increases in the average prices of oil and gas sold. Volumes of oil and gas sold increased 287 barrels and 23,854 Mcf, respectively, for the three months ended September 30, 2002 as compared to the three months ended September 30, 2001. The increase in volumes of gas sold was primarily due to (i) a positive prior period volume adjustment made by the purchaser on one significant well during the three months ended September 30, 2002,
      (ii) the successful completion of a new well during late 2001, and (iii) an increase in production on another significant well due to the successful workover of that well during mid 2001. These increases were partially offset by the II-E Partnership receiving a reduced percentage of sales on one significant well during the three months ended September 30, 2002 due to gas balancing. As of the date of this Quarterly Report, management expects the gas balancing adjustment to continue for the foreseeable future, thereby continuing to contribute to a decrease in volumes of gas sold for the II-E Partnership. Average oil and gas prices increased to $27.57 per barrel and $2.94 per Mcf, respectively, for the three months ended September 30, 2002 from $24.39 per barrel and $2.86 per Mcf, respectively, for the three months ended September 30, 2001.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $39,702 (23.7%) for the three months ended September 30, 2002 as compared to the three months ended September 30, 2001. This decrease was primarily due to (i) workover expenses incurred on several wells during the three months ended September 30, 2001 and (ii) the sale of one significant well during late 2001. These decreases were partially offset by a negative prior period lease operating expense adjustment made by the operator on another significant well during the three months ended September 30, 2001. As a percentage of oil and gas sales, these expenses decreased to 21.7% for the three months ended September 30, 2002 from 34.6% for the three months ended September 30, 2001. This percentage decrease was primarily due to the dollar decrease in oil and gas production expenses.

      Depreciation, depletion, and amortization of oil and gas properties decreased $24,525 (51.5%) for the three months ended September 30, 2002 as compared to the three months ended September 30, 2001. This decrease was primarily due to upward revisions in the estimates of remaining oil and gas reserves at September 30, 2002. This decrease was partially offset by the increases in volumes of oil and gas sold. As a percentage of oil and gas sales, this expense decreased to 3.9% for the three months ended September 30, 2002 from 9.8% for the three months ended September 30, 2001. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization.

      General and administrative expenses increased $1,931 (3.0%) for the three months ended September 30, 2002 as compared to the three months ended September 30, 2001. As a percentage of oil and gas sales, these expenses decreased to 11.3% for the three months ended September 30, 2002 from 13.3% for the three months ended September 30, 2001. This percentage decrease was primarily due to the increase in oil and gas sales.

      NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2001.

                                             Nine Months Ended September 30,
                                             -------------------------------
                                                   2002             2001
                                                ----------       ----------
      Oil and gas sales                         $1,461,055       $2,175,380
      Oil and gas production expenses           $  415,961       $  510,170
      Barrels produced                              18,651           17,673
      Mcf produced                                 383,242          364,663
      Average price/Bbl                         $    23.57       $    26.38
      Average price/Mcf                         $     2.67       $     4.69

      As shown in the table above, total oil and gas sales decreased $714,325 (32.8%) for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001. Of this decrease, approximately $775,000 was related to a decrease in the average price of gas sold, which decrease was partially offset by an increase of approximately $87,000 related to an increase in volumes of gas sold. Volumes of oil and gas sold increased 978 barrels and 18,579 Mcf, respectively, for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001. Average oil and gas prices decreased to $23.57 per barrel and $2.67 per Mcf, respectively, for the nine months ended September 30, 2002 from $26.38 per barrel and $4.69 per Mcf, respectively, for the nine months ended September 30, 2001.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $94,209 (18.5%) for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001. This decrease was primarily due to (i) a decrease in production taxes associated with the decrease in oil and gas sales, (ii) workover expenses incurred on several wells during the nine months ended September 30, 2001, and (iii) the sale of one significant well during late 2001. These decreases were partially offset by a negative prior period lease operating expense adjustment made by the operator on another significant well during the nine months ended September 30, 2001. As a percentage of oil and gas sales, these expenses increased to 28.5% for the nine months ended September 30, 2002 from 23.5% for the nine months ended September 30, 2001. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $2,876 (2.0%) for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001. This decrease was primarily due to upward revisions in the estimates of remaining oil and gas reserves at September 30, 2002. This decrease was partially offset by the increases in volumes of oil and gas sold. As a percentage of oil and gas sales, this expense increased to 9.7% for the nine months ended September 30, 2002 from 6.6% for the nine months ended September 30, 2001. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      General and administrative expenses increased $7,005 (3.4%) for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001. As a percentage of oil and gas sales, these expenses increased to 14.7% for the nine months ended September 30, 2002 from 9.5% for the nine months ended September 30, 2001. This percentage increase was primarily due to the decrease in oil and gas sales.

      The Limited Partners have received cash distributions through September 30, 2002 totaling $27,048,574 or 118.21% of Limited Partners' capital contributions.

      II-F PARTNERSHIP

      THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2001.

                                            Three Months Ended September 30,
                                            --------------------------------
                                                  2002               2001
                                                --------           --------
      Oil and gas sales                         $527,359           $501,038
      Oil and gas production expenses           $104,855           $137,457
      Barrels produced                             6,838              8,282
      Mcf produced                               119,681            107,646
      Average price/Bbl                         $  27.31           $  23.54
      Average price/Mcf                         $   2.85           $   2.84

      As shown in the table above, total oil and gas sales increased $26,321 (5.3%) for the three months ended September 30, 2002 as compared to the three months ended September 30, 2001. Of this increase, approximately (i) $34,000 was related to an increase in volumes of gas sold and (ii) $26,000 was related to an increase in the average price of oil sold. These increases were partially offset by a decrease of approximately $34,000 related to a decrease in volumes of oil sold. Volumes of oil sold decreased 1,444 barrels, while volumes of gas sold increased 12,035 Mcf for the three months ended September 30, 2002 as compared to the three months ended September 30, 2001. The decrease in volumes of oil sold was primarily due to (i) normal declines in production and (ii) a positive prior period volume adjustment made by the purchaser on one significant well during the three months ended September 30, 2001. The increase in volumes of gas sold was primarily due to (i) the successful completion of several new wells during late 2001 and early 2002 and (ii) a positive prior period volume adjustment made by the operator on one significant well during the three months ended September 30, 2002. Average oil and gas prices increased to $27.31 per barrel and $2.85 per Mcf, respectively, for the three months ended September 30, 2002 from $23.54 per barrel and $2.84 per Mcf, respectively, for the three months ended September 30, 2001.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $32,602 (23.7%) for the three months ended September 30, 2002 as compared to the three months ended September 30, 2001. This decrease was primarily due to workover expenses incurred on several wells during the three months ended September 30, 2001. As a percentage of oil and gas sales, these expenses decreased to 19.9% for the three months ended September 30, 2002 from 27.4% for the three months ended September 30, 2001. This percentage decrease was primarily due to the dollar decrease in oil and gas production expenses.

      Depreciation, depletion, and amortization of oil and gas properties decreased $11,414 (20.9%) for the three months ended September 30, 2002 as compared to the three months ended September 30, 2001. This decrease was primarily due to upward revisions in the estimates of remaining oil and gas reserves at September 30, 2002. As a percentage of oil and gas sales, this expense decreased to 8.2% for the three months ended September 30, 2002 from 10.9% for the three months ended September 30, 2001. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization.

      General and administrative expenses increased $1,919 (4.0%) for the three months ended September 30, 2002 as compared to the three months ended September 30, 2001. As a percentage of oil and gas sales, these expenses decreased to 9.5% for the three months ended September 30, 2002 from 9.7% for the three months ended September 30, 2001.

      NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2001.

                                             Nine Months Ended September 30,
                                             -------------------------------
                                                   2002             2001
                                                ----------       ----------
      Oil and gas sales                         $1,369,918       $2,100,752
      Oil and gas production expenses           $  339,998       $  399,516
      Barrels produced                              21,483           23,361
      Mcf produced                                 338,964          345,767
      Average price/Bbl                         $    23.06       $    25.82
      Average price/Mcf                         $     2.58       $     4.33

      As shown in the table above, total oil and gas sales decreased $730,834 (34.8%) for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001. Of this decrease, approximately $594,000 was related to a decrease in the average price of gas sold. Volumes of oil and gas sold decreased 1,878 barrels and 6,803 Mcf, respectively, for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001. Average oil and gas prices decreased to $23.06 per barrel and $2.58 per Mcf, respectively, for the nine months ended September 30, 2002 from $25.82 per barrel and $4.33 per Mcf, respectively, for the nine months ended September 30, 2001.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $59,518 (14.9%) for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001. This decrease was primarily due to (i) a decrease in production taxes associated with the decrease in oil and gas sales and (ii) workover expenses incurred on several wells during the nine months ended September 30, 2001. These decreases were partially offset by workover expenses incurred on several wells during the nine months ended September 30, 2002. As a percentage of oil and gas sales, these expenses increased to 24.8% for the nine months ended September 30, 2002 from 19.0% for the nine months ended September 30, 2001. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $26,526 (15.7%) for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001. This decrease was primarily due to (i) upward revisions in the estimates of remaining oil and gas reserves at September 30, 2002 and (ii) the decreases in volumes of oil and gas sold. As a percentage of oil and gas sales, this expense increased to 10.4% for the nine months ended September 30, 2002 from 8.0% for the nine months ended September 30, 2001. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      General and administrative expenses increased $6,238 (3.9%) for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001. As a percentage of oil and gas sales, these expenses increased to 12.1% for the nine months ended September 30, 2002 from 7.6% for the nine months ended September 30, 2001. This percentage increase was primarily due to the decrease in oil and gas sales.

      The Limited Partners have received cash distributions through September 30, 2002 totaling $21,544,051 or 125.69% of Limited Partners' capital contributions.

      II-G PARTNERSHIP

      THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2001.

                                            Three Months Ended September 30,
                                            --------------------------------
                                                   2002             2001
                                                ----------       ----------
      Oil and gas sales                         $1,115,779       $1,061,074
      Oil and gas production expenses           $  224,778       $  292,153
      Barrels produced                              14,328           17,351
      Mcf produced                                 254,078          229,608
      Average price/Bbl                         $    27.32       $    23.53
      Average price/Mcf                         $     2.85       $     2.84

      As shown in the table above, total oil and gas sales increased $54,705 (5.2%) for the three months ended September 30, 2002 as compared to the three months ended September 30, 2001. Of this increase, approximately (i) $70,000 was related to an increase in volumes of gas sold and (ii) $54,000 was related to an increase in the average price of oil sold. These increases were partially offset by a decrease of approximately $71,000 related to a decrease in volumes of oil sold. Volumes of oil sold decreased 3,023 barrels, while volumes of gas sold increased 24,470 Mcf for the three months ended September 30, 2002 as compared to the three months ended September 30, 2001. The decrease in volumes of oil sold was primarily due to (i) normal declines in production and (ii) a positive prior period volume adjustment made by the purchaser on one significant well during the three months ended September 30, 2001. The increase in volumes of gas sold was primarily due to (i) the successful completion of several new wells during late 2001 and early 2002 and (ii) a positive prior period volume adjustment made by the operator on one significant well during the three months ended September 30, 2002. Average oil and gas prices increased to $27.32 per barrel and $2.85 per Mcf, respectively, for the three months ended September 30, 2002 from $23.53 per barrel and $2.84 per Mcf, respectively, for the three months ended September 30, 2001.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $67,375 (23.1%) for the three months ended September 30, 2002 as compared to the three months ended September 30, 2001. This decrease was primarily due to workover expenses incurred on several wells during the three months ended September 30, 2001. As a percentage of oil and gas sales, these expenses decreased to 20.1% for the three months ended September 30, 2002 from 27.5% for the three months ended September 30, 2001. This percentage decrease was primarily due to the dollar decrease in oil and gas production expenses.

      Depreciation, depletion, and amortization of oil and gas properties decreased $24,305 (20.9%) for the three months ended September 30, 2002 as compared to the three months ended September 30, 2001. This decrease was primarily due to upward revisions in the estimates of remaining oil and gas reserves at September 30, 2002. As a percentage of oil and gas sales, this expense decreased to 8.2% for the three months ended September 30, 2002 from 11.0% for the three months ended September 30, 2001. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization.

      General and administrative expenses increased $1,917 (1.8%) for the three months ended September 30, 2002 as compared to the three months ended September 30, 2001. As a percentage of oil and gas sales, these expenses decreased to 9.5% for the three months ended September 30, 2002 from 9.8% for the three months ended September 30, 2001.

      NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2001.

                                             Nine Months Ended September 30,
                                             -------------------------------
                                                   2002             2001
                                                ----------       ----------
      Oil and gas sales                         $2,902,621       $4,464,197
      Oil and gas production expenses           $  725,790       $  852,626
      Barrels produced                              45,038           48,974
      Mcf produced                                 721,221          736,998
      Average price/Bbl                         $    23.06       $    25.82
      Average price/Mcf                         $     2.58       $     4.34

      As shown in the table above, total oil and gas sales decreased $1,561,576 (35.0%) for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001. Of this decrease, approximately $1,267,000 was related to a decrease in the average price of gas sold. Volumes of oil and gas sold decreased 3,936 barrels and 15,777 Mcf, respectively, for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001. Average oil and gas prices decreased to $23.06 per barrel and $2.58 per Mcf, respectively, for the nine months ended September 30, 2002 from $25.82 per barrel and $4.34 per Mcf, respectively, for the nine months ended September 30, 2001.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $126,836 (14.9%) for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001. This decrease was primarily due to (i) a decrease in production taxes associated with the decrease in oil and gas sales and (ii) workover expenses incurred on several wells during the nine months ended September 30, 2001. These decreases were partially offset by workover expenses incurred on several wells during the nine months ended September 30, 2002. As a percentage of oil and gas sales, these expenses increased to 25.0% for the nine months ended September 30, 2002 from 19.1% for the nine months ended September 30, 2001. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $54,347 (15.1%) for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001. This decrease was primarily due to (i) upward revisions in the estimates of remaining oil and gas reserves at September 30, 2002 and (ii) the decreases in volumes of oil and gas sold. As a percentage of oil and gas sales, this expense increased to 10.5% for the nine months ended September 30, 2002 from 8.0% for the nine months ended September 30, 2001. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      General and administrative expenses increased $8,620 (2.6%) for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001. As a percentage of oil and gas sales, these expenses increased to 11.5% for the nine months ended September 30, 2002 from 7.3% for the nine months ended September 30, 2001. This percentage increase was primarily due to the decrease in oil and gas sales.

      The Limited Partners have received cash distributions through September 30, 2002 totaling $44,898,371 or 120.63% of Limited Partners' capital contributions.

      II-H PARTNERSHIP

      THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2001.

                                            Three Months Ended September 30,
                                            --------------------------------
                                                  2002               2001
                                                --------           --------
      Oil and gas sales                         $264,779           $251,762
      Oil and gas production expenses           $ 54,443           $ 71,238
      Barrels produced                             3,323              4,026
      Mcf produced                                60,676             55,054
      Average price/Bbl                         $  27.35           $  23.55
      Average price/Mcf                         $   2.87           $   2.85

      As shown in the table above, total oil and gas sales increased $13,017 (5.2%) for the three months ended September 30, 2002 as compared to the three months ended September 30, 2001. Of this increase, approximately (i) $16,000 was related to an increase in volumes of gas sold and (ii) $13,000 was related to an increase in the average price of oil sold. These increases were partially offset by a decrease of approximately $17,000 related to a decrease in volumes of oil sold. Volumes of oil sold decreased 703 barrels, while volumes of gas sold increased 5,622 Mcf for the three months ended September 30, 2002 as compared to the three months ended September 30, 2001. The decrease in volumes of oil sold was primarily due to (i) normal declines in production and (ii) a positive prior period volume adjustment made by the purchaser on one significant well during the three months ended September 30, 2001. The increase in volumes of gas sold was primarily due to (i) the successful completion of several new wells during late 2001 and early 2002 and (ii) a positive prior period volume adjustment made by the operator on one significant well during the three months ended September 30, 2002. Average oil and gas prices increased to $27.35 per barrel and $2.87 per Mcf, respectively, for the three months ended September 30, 2002 from $23.55 per barrel and $2.85 per Mcf, respectively, for the three months ended September 30, 2001.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $16,795 (23.6%) for the three months ended September 30, 2002 as compared to the three months ended September 30, 2001. This decrease was primarily due to workover expenses incurred on several wells during the three months ended September 30, 2001. As a percentage of oil and gas sales, these expenses decreased to 20.6% for the three months ended September 30, 2002 from 28.3% for the three months ended September 30, 2001. This percentage decrease was primarily due to the dollar decrease in oil and gas production expenses.

      Depreciation, depletion, and amortization of oil and gas properties decreased $5,191 (19.1%) for the three months ended September 30, 2002 as compared to the three months ended September 30, 2001. This decrease was primarily due to upward revisions in the estimates of remaining oil and gas reserves at September 30, 2002. As a percentage of oil and gas sales, this expense decreased to 8.3% for the three months ended September 30, 2002 from 10.8% for the three months ended September 30, 2001. This percentage decrease was primarily due to the dollar decrease in depreciation, depletion, and amortization.

      General and administrative expenses increased $1,920 (7.3%) for the three months ended September 30, 2002 as compared to the three months ended September 30, 2001. As a percentage of oil and gas sales, these expenses increased to 10.6% for the three months ended September 30, 2002 from 10.4% for the three months ended September 30, 2001.

      NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2001.

                                             Nine Months Ended September 30,
                                             ------------------------------
                                                  2002              2001
                                                --------         ----------
      Oil and gas sales                         $687,798         $1,062,850
      Oil and gas production expenses           $174,446         $  206,279
      Barrels produced                            10,464             11,378
      Mcf produced                               172,467            176,501
      Average price/Bbl                         $  23.05         $    25.82
      Average price/Mcf                         $   2.59         $     4.36

      As shown in the table above, total oil and gas sales decreased $375,052 (35.3%) for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001. Of this decrease, approximately $305,000 was related to a decrease in the average price of gas sold. Volumes of oil and gas sold decreased 914 barrels and 4,034 Mcf, respectively, for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001. Average oil and gas prices decreased to $23.05 per barrel and $2.59 per Mcf, respectively, for the nine months ended September 30, 2002 from $25.82 per barrel and $4.36 per Mcf, respectively, for the nine months ended September 30, 2001.

      Oil and gas production expenses (including lease operating expenses and production taxes) decreased $31,833 (15.4%) for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001. This decrease was primarily due to (i) a decrease in production taxes associated with the decrease in oil and gas sales and (ii) workover expenses incurred on several wells during the nine months ended September 30, 2001. These decreases were partially offset by workover expenses incurred on several wells during the nine months ended September 30, 2002. As a percentage of oil and gas sales, these expenses increased to 25.4% for the nine months ended September 30, 2002 from 19.4% for the nine months ended September 30, 2001. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      Depreciation, depletion, and amortization of oil and gas properties decreased $12,549 (14.9%) for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001. This decrease was primarily due to (i) upward revisions in the estimates of remaining oil and gas reserves at September 30, 2002 and (ii) the decreases in volumes of oil and gas sold. As a percentage of oil and gas sales, this expense increased to 10.4% for the nine months ended September 30, 2002 from 7.9% for the nine months ended September 30, 2001. This percentage increase was primarily due to the decreases in the average prices of oil and gas sold.

      General and administrative expenses increased $5,297 (5.7%) for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001. As a percentage of oil and gas sales, these expenses increased to 14.3% for the nine months ended September 30, 2002 from 8.7% for the nine months ended September 30, 2001. This percentage increase was primarily due to the decrease in oil and gas sales.

      The Limited Partners have received cash distributions through September 30, 2002 totaling $10,432,364 or 113.75% of Limited Partners' capital contributions.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
            RISK.

            The Partnerships do not hold any market risk sensitive instruments.

ITEM 4.     EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

            Within the 90 days prior to the date of this report, the Partnerships carried out an evaluation under the supervision and with the participation of the Partnerships' management, including their chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Partnerships' disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. Based upon that evaluation, the Partnerships' chief executive officer and chief financial officer concluded that the Partnerships' disclosure controls and procedures are effective in timely alerting them to material information relating to the Partnerships required to be included in the Partnerships' periodic filings with the SEC. There have been no significant changes in the Partnerships' internal controls or in other factors which significantly affect the Partnerships' internal controls subsequent to the date the Partnerships carried out this evaluation.

                          PART II. OTHER INFORMATION


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

                                    (Registrant)

                                 BY:   GEODYNE RESOURCES, INC.

                                       General Partner


Date:  November 14, 2002         By:       /s/Dennis R. Neill
                                       --------------------------------
                                             (Signature)
                                             Dennis R. Neill
                                             President


Date:  November 14, 2002         By:      /s/Craig D. Loseke
                                       --------------------------------
                                            (Signature)
                                            Craig D. Loseke
                                            Chief Accounting Officer

                                  CERTIFICATION
                                  -------------

I, Dennis R. Neill, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Geodyne Energy Income Limited Partnership II-A;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated this 14th day of November, 2002.


//s// Dennis R. Neill
----------------------------------
Dennis R. Neill
President (Chief Executive Officer)

                                  CERTIFICATION
                                  -------------

I, Craig D. Loseke, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Geodyne Energy Income Limited Partnership II-A;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated this 14th day of November, 2002.


//s// Craig D. Loseke
----------------------------------
Craig D. Loseke
Chief Financial Officer

                                  CERTIFICATION
                                  -------------

I, Dennis R. Neill, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Geodyne Energy Income Limited Partnership II-B;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated this 14th day of November, 2002.


//s// Dennis R. Neill
----------------------------------
Dennis R. Neill
President (Chief Executive Officer)

                                  CERTIFICATION
                                  -------------

I, Craig D. Loseke, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Geodyne Energy Income Limited Partnership II-B;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated this 14th day of November, 2002.


//s// Craig D. Loseke
----------------------------------
Craig D. Loseke
Chief Financial Officer

                                  CERTIFICATION
                                  -------------

I, Dennis R. Neill, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Geodyne Energy Income Limited Partnership II-C;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated this 14th day of November, 2002.


//s// Dennis R. Neill
----------------------------------
Dennis R. Neill
President (Chief Executive Officer)

                                  CERTIFICATION
                                  -------------

I, Craig D. Loseke, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Geodyne Energy Income Limited Partnership II-C;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated this 14th day of November, 2002.


//s// Craig D. Loseke
----------------------------------
Craig D. Loseke
Chief Financial Officer

                                  CERTIFICATION
                                  -------------

I, Dennis R. Neill, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Geodyne Energy Income Limited Partnership II-D;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated this 14th day of November, 2002.


//s// Dennis R. Neill
----------------------------------
Dennis R. Neill
President (Chief Executive Officer)

                                  CERTIFICATION
                                  -------------

I, Craig D. Loseke, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Geodyne Energy Income Limited Partnership II-D;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated this 14th day of November, 2002.


//s// Craig D. Loseke
----------------------------------
Craig D. Loseke
Chief Financial Officer

                                  CERTIFICATION
                                  -------------

I, Dennis R. Neill, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Geodyne Energy Income Limited Partnership II-E;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated this 14th day of November, 2002.


//s// Dennis R. Neill
----------------------------------
Dennis R. Neill
President (Chief Executive Officer)

                                  CERTIFICATION
                                  -------------

I, Craig D. Loseke, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Geodyne Energy Income Limited Partnership II-E;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated this 14th day of November, 2002.


//s// Craig D. Loseke
----------------------------------
Craig D. Loseke
Chief Financial Officer

                                  CERTIFICATION
                                  -------------

I, Dennis R. Neill, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Geodyne Energy Income Limited Partnership II-F;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated this 14th day of November, 2002.


//s// Dennis R. Neill
----------------------------------
Dennis R. Neill
President (Chief Executive Officer)

                                  CERTIFICATION
                                  -------------

I, Craig D. Loseke, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Geodyne Energy Income Limited Partnership II-F;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated this 14th day of November, 2002.


//s// Craig D. Loseke
----------------------------------
Craig D. Loseke
Chief Financial Officer

                                  CERTIFICATION
                                  -------------

I, Dennis R. Neill, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Geodyne Energy Income Limited Partnership II-G;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated this 14th day of November, 2002.


//s// Dennis R. Neill
----------------------------------
Dennis R. Neill
President (Chief Executive Officer)

                                  CERTIFICATION
                                  -------------

I, Craig D. Loseke, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Geodyne Energy Income Limited Partnership II-G;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated this 14th day of November, 2002.


//s// Craig D. Loseke
----------------------------------
Craig D. Loseke
Chief Financial Officer

                                  CERTIFICATION
                                  -------------

I, Dennis R. Neill, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Geodyne Energy Income Limited Partnership II-H;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated this 14th day of November, 2002.


//s// Dennis R. Neill
----------------------------------
Dennis R. Neill
President (Chief Executive Officer)

                                  CERTIFICATION
                                  -------------

I, Craig D. Loseke, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Geodyne Energy Income Limited Partnership II-H;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated this 14th day of November, 2002.


//s// Craig D. Loseke
----------------------------------
Craig D. Loseke
Chief Financial Officer

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