Form 10-Q
period 2007-03-31
GEODYNE ENERGY INCOME LTD PARTNERSHIP II-H; GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-F; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-E; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-D; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-C; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-B; GEODYNE ENERGY INCOME LTD PARTNERSHIP II-G; GEODYNE ENERGY INCOME LTD PARTNERSHIP II A
filed 2007-05-18
CIK 854062, 850506, 842881, 833526, 833054, 826345, 851724, 824894

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

Commission File Number:

      II-A:  0-16388          II-D:  0-16980          II-G:  0-17802
      II-B:  0-16405          II-E:  0-17320          II-H:  0-18305
      II-C:  0-16981          II-F:  0-17799

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-A GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-B GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-C GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-D GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-E GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-F GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-G GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-H
           ---------------------------------------------------------
      (Exact name of Registrant as specified in its Charter)
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
(State or other jurisdiction    (I.R.S. Employer Identification
   of incorporation or                         No.)
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

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act (check one):

                             Large accelerated filer
                  --------

                             Accelerated filer
                  --------

                      X      Non-accelerated filer
                  --------


Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).


                        Yes                     No     X
                            ------                    ------

The Depositary Units are not publicly traded; therefore, Registrant cannot compute the aggregate market value of the voting units held by non-affiliates of the Registrant.

                        PART I. FINANCIAL INFORMATION


                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-A
                     GEODYNE PRODUCTION PARTNERSHIP II-A
        COMBINED STATEMENT OF NET ASSETS OF PARTNERSHIP IN LIQUIDATION
                                   (Unaudited)



                                                                MARCH 31,
                                                                  2007
                                                               -----------

NET ASSETS OF PARTNERSHIP IN LIQUIDATION,
   at fair value                                               $25,093,692
                                                               ===========
PARTNERS' CAPITAL:
   General Partner                                             $ 2,283,047
   Limited Partners, issued and
      outstanding, 484,283 units                                22,810,645
                                                               -----------
        Total Partners' capital                                $25,093,692
                                                               ===========




























         The accompanying condensed notes are an integral part of these combined unaudited financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-A
                     GEODYNE PRODUCTION PARTNERSHIP II-A
          COMBINED STATEMENT OF CHANGES IN NET ASSETS OF PARTNERSIP
                                 IN LIQUIDATION
                                   (Unaudited)


                                                                PERIOD FROM
                                                                FEBRUARY 5,
                                                                TO MARCH 31,
                                                                   2007
                                                                ------------

Total Partners' capital at February 4, 2007                     $ 4,740,439
   Adjust assets to fair value, net of
      estimated selling costs                                    21,116,112
   Partners' distributions from February 5, 2007
      to March 31, 2007                                        (  1,418,470)
   Revenues from February 5, 2007 to March 31, 2007
   Operating expenses incurred from                               1,058,235
      February 5, 2007 to March 31, 2007                       (    402,624)
                                                                -----------
Net assets of partnership in liquidation
   at March 31, 2007                                            $25,093,692
                                                                ===========



























         The accompanying condensed notes are an integral part of these combined unaudited financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-A
                       GEODYNE PRODUCTION PARTNERSHIP II-A
                             COMBINED BALANCE SHEET
                              (GOING CONCERN BASIS)
                                   (Unaudited)

                                     ASSETS
                                                               DECEMBER 31,
                                                                  2006
                                                               ------------
CURRENT ASSETS:
   Cash and cash equivalents                                    $1,537,147
   Accounts receivable:
      Oil and gas sales                                            962,804
   Assets held for sale (Note 3)                                   658,156
                                                                ----------
        Total current assets                                    $3,158,107
NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                                 1,928,699
DEFERRED CHARGE                                                    548,671
                                                                ----------
                                                                $5,635,477
                                                                ==========
                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                                             $  376,866
   Gas imbalance payable                                            95,852
   Asset retirement obligation -
      current (Note 1)                                              14,586
   Assets retirement obligation -
      assets held for sale                                         222,378
   Accounts payable of assets held
      for sale                                                     114,978
                                                                ----------
        Total current liabilities                               $  824,660
LONG-TERM LIABILITIES:
   Accrued liability                                            $  149,173
   Asset retirement obligation (Note 1)                            655,276
                                                                ----------
        Total long-term liabilities                             $  804,449
PARTNERS' CAPITAL (DEFICIT):
   General Partner                                             ($  205,056)
   Limited Partners, issued and
      outstanding, 484,283 units                                 4,211,424
                                                                ----------
        Total Partners' capital                                 $4,006,368
                                                                ----------
                                                                $5,635,477
                                                                ==========


         The accompanying condensed notes are an integral part of these combined unaudited financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-A
                       GEODYNE PRODUCTION PARTNERSHIP II-A
                        COMBINED STATEMENTS OF OPERATIONS
                              (GOING CONCERN BASIS)
                                   (Unaudited)


                                              PERIOD FROM      THREE MONTHS
                                             JANUARY 1, TO        ENDED
                                              FEBRUARY 4,        MARCH 31,
                                                 2007              2006
                                             -------------     ------------

REVENUES:
   Oil and gas sales                             $387,154       $1,521,772
   Interest income                                  4,168           16,354
                                                 --------       ----------
                                                 $391,322       $1,538,126

COSTS AND EXPENSES:
   Lease operating                               $111,024       $  341,154
   Production tax                                  42,537           92,338
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                   15,448           57,405
   General and administrative
      (Note 2)                                     47,066          158,751
                                                 --------       ----------
                                                 $216,075       $  649,648
                                                 --------       ----------

INCOME FROM CONTINUING OPERATIONS                $175,247       $  888,478

DISCONTINUED OPERATIONS:
   Income from discontinued operations
      (Note 3)                                     61,599          255,548
   Gain on disposal of discontinued
      operations (Note 3)                         518,024                -
                                                 --------       ----------
NET INCOME                                       $754,870       $1,144,026
                                                 ========       ==========
GENERAL PARTNER:
   Net income from continuing
      operations                                 $ 18,498       $   92,379
   Net income from discontinued
      operations                                   58,039           26,281
                                                 --------       ----------
   NET INCOME                                    $ 76,537       $  118,660
                                                 ========       ==========

LIMITED PARTNERS:
   Net income from continuing
      operations                                 $156,749       $  796,099
   Net income from discontinued
      operations                                  521,584          229,267
                                                 --------       ----------
   NET INCOME                                    $678,333       $1,025,366
                                                 ========       ==========

NET INCOME FROM CONTINUING
   OPERATIONS PER UNIT                           $   0.32       $     1.64
NET INCOME FROM DISCONTINUED
   OPERATIONS PER UNIT                               1.08             0.47
                                                 --------       ----------
NET INCOME PER UNIT                              $   1.40       $     2.11
                                                 ========       ==========

UNITS OUTSTANDING                                 484,283          484,283


































         The accompanying condensed notes are an integral part of these combined unaudited financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-A
                       GEODYNE PRODUCTION PARTNERSHIP II-A
                        COMBINED STATEMENTS OF CASH FLOWS
                              (GOING CONCERN BASIS)
                                   (Unaudited)

                                              PERIOD FROM     THREE MONTHS
                                             JANUARY 1, TO      ENDED
                                              FEBRUARY 4,      MARCH 31,
                                                 2007            2006
                                             ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                 $  754,870       $1,144,026
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                16,299           65,478
      Gain on disposal of discontinued
        operations                           (   518,024)               -
      Settlement of asset retirement
        obligation                                     -      (    30,357)
      Decrease in accounts receivable -
        oil and gas sales                         43,235          357,415
      Decrease in accounts payable           (    74,662)     (    37,921)
                                              ----------       ----------
Net cash provided by operating
   activities                                 $  221,718       $1,498,641
                                              ----------       ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                      ($    7,476)     ($   25,834)
                                              ----------       ----------
Net cash used by investing
   activities                                ($    7,476)     ($   25,834)
                                              ----------       ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                        ($   20,799)     ($1,635,132)
                                              ----------       ----------
Net cash used by financing
   activities                                ($   20,799)     ($1,635,132)
                                              ----------       ----------
NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                           $  193,443      ($  162,325)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                         1,537,147        2,121,512
                                              ----------       ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                              $1,730,590       $1,959,187
                                              ==========       ==========

         The accompanying condensed notes are an integral part of these combined unaudited financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-B
                     GEODYNE PRODUCTION PARTNERSHIP II-B
        COMBINED STATEMENT OF NET ASSETS OF PARTNERSHIP IN LIQUIDATION
                                   (Unaudited)



                                                                 MARCH 31,
                                                                   2007
                                                               -----------

NET ASSETS OF PARTNERSHIP IN LIQUIDATION,
   at fair value                                               $18,949,627
                                                               ===========
PARTNERS' CAPITAL:
   General Partner                                             $ 1,734,821
   Limited Partners, issued and
      outstanding, 361,719 units                                17,214,806
                                                               -----------
        Total Partners' capital                                $18,949,627
                                                               ===========































         The accompanying condensed notes are an integral part of these combined unaudited financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-B
                     GEODYNE PRODUCTION PARTNERSHIP II-B
          COMBINED STATEMENT OF CHANGES IN NET ASSETS OF PARTNERSHIP
                                 IN LIQUIDATION
                                   (Unaudited)


                                                                PERIOD FROM
                                                                FEBRUARY 5,
                                                                TO MARCH 31,
                                                                   2007
                                                                ------------

Total Partners' capital at February 4, 2007                     $ 3,398,666
   Adjust assets to fair value, net of
      estimated selling costs                                    16,220,849
   Partners' distributions from February 5, 2007
      to March 31, 2007                                        (  1,117,299)
   Revenues from February 5, 2007 to March 31, 2007
   Operating expenses incurred from                                 779,928
      February 5, 2007 to March 31, 2007                       (    332,517)
                                                                -----------
Net assets of partnership in liquidation
   at March 31, 2007                                            $18,949,627
                                                                ===========



























         The accompanying condensed notes are an integral part of these combined unaudited financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-B
                       GEODYNE PRODUCTION PARTNERSHIP II-B
                             COMBINED BALANCE SHEET
                              (GOING CONCERN BASIS)
                                   (Unaudited)

                                     ASSETS
                                                               DECEMBER 31,
                                                                   2006
                                                               ------------
CURRENT ASSETS:
   Cash and cash equivalents                                    $1,068,383
   Accounts receivable:
      Oil and gas sales                                            782,744
   Assets held for sale (Note 3)                                   212,715
                                                                ----------
        Total current assets                                    $2,063,842
NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                                 1,340,904

DEFERRED CHARGE                                                    250,829
                                                                ----------
                                                                $3,655,575
                                                                ==========
                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                                             $  310,958
   Gas imbalance payable                                            25,724
   Asset retirement obligation -
      current (Note 1)                                              15,504
   Assets retirement obligation -
      assets held for sale                                         147,559
   Accounts payable of assets held
      for sale                                                      86,399
                                                                ----------
        Total current liabilities                               $  586,144

LONG-TERM LIABILITIES:
   Accrued liability                                            $   83,970
   Asset retirement obligation (Note 1)                            238,460
                                                                ----------
        Total long-term liabilities                             $  322,430

PARTNERS' CAPITAL (DEFICIT):
   General Partner                                             ($  241,863)
   Limited Partners, issued and
      outstanding, 361,719 units                                 2,988,864
                                                                ----------
        Total Partners' capital                                 $2,747,001
                                                                ----------
                                                                $3,655,575
                                                                ==========

         The accompanying condensed notes are an integral part of these combined unaudited financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-B
                       GEODYNE PRODUCTION PARTNERSHIP II-B
                        COMBINED STATEMENTS OF OPERATIONS
                              (GOING CONCERN BASIS)
                                   (Unaudited)

                                              PERIOD FROM      THREE MONTHS
                                             JANUARY 1, TO        ENDED
                                              FEBRUARY 4,        MARCH 31,
                                                 2007              2006
                                             -------------     ------------

REVENUES:
   Oil and gas sales                             $308,203       $1,312,099
   Interest income                                  2,833           12,119
                                                 --------       ----------
                                                 $311,036       $1,324,218

COSTS AND EXPENSES:
   Lease operating                               $ 77,277       $  275,685
   Production tax                                  44,130           76,209
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                    9,971           35,170
   General and administrative
      (Note 2)                                     35,689          124,618
                                                 --------       ----------
                                                 $167,067       $  511,682
                                                 --------       ----------

INCOME FROM CONTINUING OPERATIONS                $143,969       $  812,536

DISCONTINUED OPERATIONS:
   Income from discontinued operations
      (Note 3)                                     27,004          121,076
   Gain on disposal of discontinued
      operations (Note 3)                         492,482                -
                                                 --------       ----------
NET INCOME                                       $663,455       $  933,612
                                                 ========       ==========
GENERAL PARTNER:
   Net income from continuing
      operations                                 $ 15,011       $   83,207
   Net income from discontinued
      operations                                   52,000           12,383
                                                 --------       ----------
   NET INCOME                                    $ 67,011       $   95,590
                                                 ========       ==========

LIMITED PARTNERS:
   Net income from continuing
      operations                                 $128,958       $  729,329
   Net income from discontinued
      operations                                  467,486          108,693
                                                 --------       ----------
   NET INCOME                                    $596,444       $  838,022
                                                 ========       ==========

NET INCOME FROM CONTINUING
   OPERATIONS PER UNIT                           $   0.36       $     2.02
NET INCOME FROM DISCONTINUED
   OPERATIONS PER UNIT                               1.29             0.30
                                                 --------       ----------
NET INCOME PER UNIT                              $   1.65       $     2.32
                                                 ========       ==========

UNITS OUTSTANDING                                 361,719          361,719


































         The accompanying condensed notes are an integral part of these combined unaudited financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-B
                       GEODYNE PRODUCTION PARTNERSHIP II-B
                        COMBINED STATEMENTS OF CASH FLOWS
                              (GOING CONCERN BASIS)
                                   (Unaudited)

                                              PERIOD FROM     THREE MONTHS
                                             JANUARY 1, TO       ENDED
                                              FEBRUARY 4,      MARCH 31,
                                                 2007            2006
                                             -------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                 $  663,455       $  933,612
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                10,541           38,233
      Gain on disposal of discontinued
        operations                           (   492,482)               -
      Decrease in accounts receivable -
        oil and gas sales                         25,934          213,597
      Decrease in accounts payable           (    64,522)     (    47,139)
                                              ----------       ----------
Net cash provided by operating
   activities                                 $  142,926       $1,138,303
                                              ----------       ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                      ($    4,265)     ($   18,007)
   Proceeds from the sale of oil and
      gas properties                                 375                -
                                              ----------       ----------
Net cash used by investing
   activities                                ($    3,890)     ($   18,007)
                                              ----------       ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                        ($   11,790)     ($1,303,290)
                                              ----------       ----------
Net cash used by financing
   activities                                ($   11,790)     ($1,303,290)
                                              ----------       ----------
NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                           $  127,246      ($  182,994)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                         1,068,383        1,604,547
                                              ----------       ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                              $1,195,629       $1,421,553
                                              ==========       ==========

         The accompanying condensed notes are an integral part of these combined unaudited financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-C
                     GEODYNE PRODUCTION PARTNERSHIP II-C
        COMBINED STATEMENT OF NET ASSETS OF PARTNERSHIP IN LIQUIDATION
                                   (Unaudited)



                                                                MARCH 31,
                                                                  2007
                                                               -----------

NET ASSETS OF PARTNERSHIP IN LIQUIDATION,
   at fair value                                               $11,536,505
                                                               ===========
PARTNERS' CAPITAL:
   General Partner                                             $ 1,075,991
   Limited Partners, issued and
      outstanding, 154,621 units                                10,460,514
                                                               -----------
        Total Partners' capital                                $11,536,505
                                                               ===========































         The accompanying condensed notes are an integral part of these combined unaudited financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-C
                     GEODYNE PRODUCTION PARTNERSHIP II-C
          COMBINED STATEMENT OF CHANGES IN NET ASSETS OF PARTNERSHIP
                                 IN LIQUIDATION
                                   (Unaudited)


                                                                PERIOD FROM
                                                                FEBRUARY 5,
                                                                TO MARCH 31,
                                                                    2007
                                                                ------------

Total Partners' capital at February 4, 2007                     $ 1,703,419
   Adjust assets to fair value, net of
      estimated selling costs                                    10,148,982
   Partners' distributions from February 5, 2007
      to March 31, 2007                                        (    546,428)
   Revenues from February 5, 2007 to March 31, 2007
   Operating expenses incurred from                                 392,653
      February 5, 2007 to March 31, 2007                       (    162,121)
                                                                -----------
Net assets of partnership in liquidation
   at March 31, 2007                                            $11,536,505
                                                                ===========



























         The accompanying condensed notes are an integral part of these combined unaudited financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-C
                       GEODYNE PRODUCTION PARTNERSHIP II-C
                             COMBINED BALANCE SHEET
                              (GOING CONCERN BASIS)
                                   (Unaudited)

                                     ASSETS
                                                               DECEMBER 31,
                                                                  2006
                                                               ------------
CURRENT ASSETS:
   Cash and cash equivalents                                    $  506,167
   Accounts receivable:
      Oil and gas sales                                            424,972
   Assets held for sale (Note 3)                                    19,532
                                                                ----------
        Total current assets                                    $  950,671

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                                   669,082

DEFERRED CHARGE                                                    140,129
                                                                ----------
                                                                $1,759,882
                                                                ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                                             $  145,261
   Gas imbalance payable                                            14,075
   Asset retirement obligation -
      current (Note 1)                                              15,441
   Assets retirement obligation -
      assets held for sale                                           4,024
   Accounts payable of assets held
      for sale                                                       8,382
                                                                ----------
        Total current liabilities                               $  187,183
LONG-TERM LIABILITIES:
   Accrued liability                                            $   43,318
   Asset retirement obligation (Note 1)                            124,728
                                                                ----------
        Total long-term liabilities                             $  168,046

PARTNERS' CAPITAL (DEFICIT):
   General Partner                                             ($   94,429)
   Limited Partners, issued and
      outstanding, 154,621 units                                 1,499,082
                                                                ----------
        Total Partners' capital                                 $1,404,653
                                                                ----------
                                                                $1,759,882
                                                                ==========

         The accompanying condensed notes are an integral part of these combined unaudited financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-C
                       GEODYNE PRODUCTION PARTNERSHIP II-C
                        COMBINED STATEMENTS OF OPERATIONS
                              (GOING CONCERN BASIS)
                                   (Unaudited)


                                             PERIOD FROM       THREE MONTHS
                                            JANUARY 1, TO         ENDED
                                             FEBRUARY 4,         MARCH 31,
                                                2007               2006
                                            --------------     ------------

REVENUES:
   Oil and gas sales                            $166,144          $707,380
   Interest income                                 1,332             6,059
                                                --------          --------
                                                $167,476          $713,439

COSTS AND EXPENSES:
   Lease operating                              $ 40,569          $136,665
   Production tax                                 22,347            43,760
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                   4,624            17,723
   General and administrative
      (Note 2)                                    16,469            66,953
                                                --------          --------
                                                $ 84,009          $265,101
                                                --------          --------

INCOME FROM CONTINUING OPERATIONS               $ 83,467          $448,338

DISCONTINUED OPERATIONS:
   Income from discontinued operations
      (Note 3)                                     5,329            18,272
   Gain on disposal of discontinued
      operations (Note 3)                        218,138                 -
                                                --------          --------
NET INCOME                                      $306,934          $466,610
                                                ========          ========
GENERAL PARTNER:
   Net income from continuing
      operations                                $  8,630          $ 45,823
   Net income from discontinued
      operations                                  22,349             1,846
                                                --------          --------
   NET INCOME                                   $ 30,979          $ 47,669
                                                ========          ========

LIMITED PARTNERS:
   Net income from continuing
      operations                                $ 74,837          $402,515
   Net income from discontinued
      operations                                 201,118            16,426
                                                --------          --------
   NET INCOME                                   $275,955          $418,941
                                                ========          ========

NET INCOME FROM CONTINUING
   OPERATIONS PER UNIT                          $   0.48          $   2.60
NET INCOME FROM DISCONTINUED
   OPERATIONS PER UNIT                              1.30              0.11
                                                --------          --------
NET INCOME PER UNIT                             $   1.78          $   2.71
                                                ========          ========

UNITS OUTSTANDING                                154,621           154,621


































         The accompanying condensed notes are an integral part of these combined unaudited financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-C
                       GEODYNE PRODUCTION PARTNERSHIP II-C
                        COMBINED STATEMENTS OF CASH FLOWS
                              (GOING CONCERN BASIS)
                                   (Unaudited)

                                              PERIOD FROM     THREE MONTHS
                                             JANUARY 1, TO       ENDED
                                              FEBRUARY 4,      MARCH 31,
                                                 2007            2006
                                             -------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $306,934         $466,610
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                 4,647           17,934
      Gain on disposal of discontinued
        operations                             ( 218,138)               -
      Decrease in accounts receivable -
        oil and gas sales                          7,879          192,016
      Decrease in accounts payable             (  10,194)       (  41,998)
                                                --------         --------
Net cash provided by operating
   activities                                   $ 91,128         $634,562
                                                --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($  1,828)       ($  7,346)
   Proceeds from the sale of oil and
      gas properties                                 161                -
                                                --------         --------
Net cash used by investing
   activities                                  ($  1,667)       ($  7,346)
                                                --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($  8,168)       ($699,023)
                                                --------         --------
Net cash used by financing
   activities                                  ($  8,168)       ($699,023)
                                                --------         --------
NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                             $ 81,293        ($ 71,807)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           506,167          812,768
                                                --------         --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $587,460         $740,961
                                                ========         ========


         The accompanying condensed notes are an integral part of these combined unaudited financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-D
                     GEODYNE PRODUCTION PARTNERSHIP II-D
        COMBINED STATEMENT OF NET ASSETS OF PARTNERSHIP IN LIQUIDATION
                                   (Unaudited)



                                                                MARCH 31,
                                                                  2007
                                                               -----------

NET ASSETS OF PARTNERSHIP IN LIQUIDATION,
   at fair value                                               $23,954,836
                                                               ===========
PARTNERS' CAPITAL:
   General Partner                                             $ 2,228,468
   Limited Partners, issued and
      outstanding, 314,878 units                                21,726,368
                                                               -----------
        Total Partners' capital                                $23,954,836
                                                               ===========































         The accompanying condensed notes are an integral part of these combined unaudited financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-D
                     GEODYNE PRODUCTION PARTNERSHIP II-D
          COMBINED STATEMENT OF CHANGES IN NET ASSETS OF PARTNERSHIP
                                 IN LIQUIDATION
                                   (Unaudited)


                                                                PERIOD FROM
                                                                FEBRUARY 5,
                                                                TO MARCH 31,
                                                                   2007
                                                                ------------

Total Partners' capital at February 4, 2007                     $ 3,632,508
   Adjust assets to fair value, net of
      estimated selling costs                                    21,036,806
   Partners' distributions from February 5, 2007
      to March 31, 2007                                        (  1,221,322)
   Revenues from February 5, 2007 to March 31, 2007
   Operating expenses incurred from                                 808,609
      February 5, 2007 to March 31, 2007                       (    301,765)
                                                                -----------
Net assets of partnership in liquidation
   at March 31, 2007                                            $23,954,836
                                                                ===========



























         The accompanying condensed notes are an integral part of these combined unaudited financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-D
                       GEODYNE PRODUCTION PARTNERSHIP II-D
                             COMBINED BALANCE SHEET
                              (GOING CONCERN BASIS)
                                   (Unaudited)

                                     ASSETS
                                                               DECEMBER 31,
                                                                   2006
                                                               ------------
CURRENT ASSETS:
   Cash and cash equivalents                                    $1,059,020
   Accounts receivable:
      Oil and gas sales                                            940,580
   Assets held for sale (Note 3)                                   136,570
                                                                ----------
        Total current assets                                    $2,136,170

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                                 1,307,978

DEFERRED CHARGE                                                    352,148
                                                                ----------
                                                                $3,796,296
                                                                ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                                             $  182,835
   Gas imbalance payable                                            20,235
   Asset retirement obligation -
      current (Note 1)                                              69,738
   Assets retirement obligation -
      assets held for sale                                          37,822
   Accounts payable of assets held
      for sale                                                      16,084
                                                                ----------
        Total current liabilities                               $  326,714
LONG-TERM LIABILITIES:
   Accrued liability                                            $  121,205
   Asset retirement obligation (Note 1)                            353,690
                                                                ----------
        Total long-term liabilities                             $  474,895

PARTNERS' CAPITAL (DEFICIT):
   General Partner                                             ($  148,835)
   Limited Partners, issued and
      outstanding, 314,878 units                                 3,143,522
                                                                ----------
        Total Partners' capital                                 $2,994,687
                                                                ----------
                                                                $3,796,296
                                                                ==========

         The accompanying condensed notes are an integral part of these combined unaudited financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-D
                       GEODYNE PRODUCTION PARTNERSHIP II-D
                        COMBINED STATEMENTS OF OPERATIONS
                              (GOING CONCERN BASIS)
                                   (Unaudited)

                                              PERIOD FROM      THREE MONTHS
                                             JANUARY 1, TO        ENDED
                                              FEBRUARY 4,        MARCH 31,
                                                 2007              2006
                                             -------------      -----------

REVENUES:
   Oil and gas sales                             $338,044       $1,357,148
   Interest income                                  2,771           12,915
                                                 --------       ----------
                                                 $340,815       $1,370,063

COSTS AND EXPENSES:
   Lease operating                               $ 89,952       $  200,874
   Production tax                                  18,891           83,992
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                    9,428           44,412
   General and administrative
      (Note 2)                                     31,343          111,578
                                                 --------       ----------
                                                 $149,614       $  440,856
                                                 --------       ----------

INCOME FROM CONTINUING OPERATIONS                $191,201       $  929,207

DISCONTINUED OPERATIONS:
   Income from discontinued operations
      (Note 3)                                     23,746           83,444
   Gain on disposal of discontinued
      operations (Note 3)                         447,575                -
                                                 --------       ----------
NET INCOME                                       $662,522       $1,012,651
                                                 ========       ==========
GENERAL PARTNER:
   Net income from continuing
      operations                                 $ 19,692       $   95,626
   Net income from discontinued
      operations                                   47,151            8,452
                                                 --------       ----------
   NET INCOME                                    $ 66,843       $  104,078
                                                 ========       ==========

LIMITED PARTNERS:
   Net income from continuing
      operations                                 $171,509       $  833,581
   Net income from discontinued
      operations                                  424,170           74,992
                                                 --------       ----------
   NET INCOME                                    $595,679       $  908,573
                                                 ========       ==========

NET INCOME FROM CONTINUING
   OPERATIONS PER UNIT                           $   0.54       $     2.65
NET INCOME FROM DISCONTINUED
   OPERATIONS PER UNIT                               1.35             0.24
                                                 --------       ----------
NET INCOME PER UNIT                              $   1.89       $     2.89
                                                 ========       ==========

UNITS OUTSTANDING                                 314,878          314,878


































         The accompanying condensed notes are an integral part of these combined unaudited financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-D
                       GEODYNE PRODUCTION PARTNERSHIP II-D
                        COMBINED STATEMENTS OF CASH FLOWS
                              (GOING CONCERN BASIS)
                                   (Unaudited)

                                              PERIOD FROM     THREE MONTHS
                                             JANUARY 1, TO       ENDED
                                              FEBRUARY 4,      MARCH 31,
                                                 2007            2006
                                             ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                 $  662,522       $1,012,651
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                 9,637           45,605
      Gain on disposal of discontinued
        operations                           (   447,575)               -
      Decrease in accounts receivable -
        oil and gas sales                         21,069          534,082
      Increase (decrease) in accounts
        payable                                   35,874      (     8,486)
                                              ----------       ----------
Net cash provided by operating
   activities                                 $  281,527       $1,583,852
                                              ----------       ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                      ($    6,427)     ($      196)
   Proceeds from the sale of oil and
      gas properties                                   -            2,372
                                              ----------       ----------
Net cash provided (used) by investing
   activities                                ($    6,427)      $    2,176
                                              ----------       ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                        ($   24,701)     ($1,463,559)
                                              ----------       ----------
Net cash used by financing
   activities                                ($   24,701)     ($1,463,559)
                                              ----------       ----------
NET INCREASE IN CASH AND CASH
   EQUIVALENTS                                $  250,399       $  122,469

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                         1,059,020        1,661,561
                                              ----------       ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                              $1,309,419       $1,784,030
                                              ==========       ==========

         The accompanying condensed notes are an integral part of these combined unaudited financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-E
                     GEODYNE PRODUCTION PARTNERSHIP II-E
        COMBINED STATEMENT OF NET ASSETS OF PARTNERSHIP IN LIQUIDATION
                                   (Unaudited)



                                                                MARCH 31,
                                                                  2007
                                                               -----------

NET ASSETS OF PARTNERSHIP IN LIQUIDATION,
   at fair value                                               $11,566,573
                                                               ===========
PARTNERS' CAPITAL:
   General Partner                                             $ 1,010,601
   Limited Partners, issued and
      outstanding, 228,821 units                                10,555,972
                                                               -----------
        Total Partners' capital                                $11,566,573
                                                               ===========































         The accompanying condensed notes are an integral part of these combined unaudited financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-E
                     GEODYNE PRODUCTION PARTNERSHIP II-E
          COMBINED STATEMENT OF CHANGES IN NET ASSETS OF PARTNERSHIP
                                 IN LIQUIDATION
                                   (Unaudited)


                                                                PERIOD FROM
                                                                FEBRUARY 5,
                                                                TO MARCH 31,
                                                                   2007
                                                                ------------

Total Partners' capital at February 4, 2007                     $ 2,689,662
   Adjust assets to fair value, net of
      estimated selling costs                                     9,598,087
   Partners' distributions from February 5, 2007
      to March 31, 2007                                        (    939,905)
   Revenues from February 5, 2007 to March 31, 2007                 442,804
   Operating expenses incurred from
      February 5, 2007 to March 31, 2007                       (    224,075)
                                                                -----------
Net assets of partnership in liquidation
   at March 31, 2007                                            $11,566,573
                                                                ===========



























         The accompanying condensed notes are an integral part of these combined unaudited financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-E
                       GEODYNE PRODUCTION PARTNERSHIP II-E
                             COMBINED BALANCE SHEET
                              (GOING CONCERN BASIS)
                                   (Unaudited)

                                     ASSETS
                                                               DECEMBER 31,
                                                                   2006
                                                               ------------
CURRENT ASSETS:
   Cash and cash equivalents                                    $  883,202
   Accounts receivable:
      Oil and gas sales                                            349,933
   Assets held for sale (Note 3)                                   261,831
                                                                ----------
        Total current assets                                    $1,494,966
NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                                   877,543

DEFERRED CHARGE                                                    203,568
                                                                ----------
                                                                $2,576,077
                                                                ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                                             $  138,447
   Accounts payable - related party                                    647
   Gas imbalance payable                                            43,424
   Asset retirement obligation -
      current (Note 1)                                              26,503
   Assets retirement obligation -
      assets held for sale                                          31,833
   Liabilities of assets held
      for sale                                                      43,055
                                                                ----------
        Total current liabilities                               $  283,909
LONG-TERM LIABILITIES:
   Accrued liability                                            $   69,257
   Asset retirement obligation (Note 1)                            112,948
                                                                ----------
        Total long-term liabilities                             $  182,205

PARTNERS' CAPITAL (DEFICIT):
   General Partner                                             ($   95,977)
   Limited Partners, issued and
      outstanding, 228,821 units                                 2,205,940
                                                                ----------
        Total Partners' capital                                 $2,109,963
                                                                ----------
                                                                $2,576,077
                                                                ==========

         The accompanying condensed notes are an integral part of these combined unaudited financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-E
                       GEODYNE PRODUCTION PARTNERSHIP II-E
                        COMBINED STATEMENTS OF OPERATIONS
                              (GOING CONCERN BASIS)
                                   (Unaudited)

                                              PERIOD FROM      THREE MONTHS
                                             JANUARY 1, TO        ENDED
                                              FEBRUARY 4,        MARCH 31,
                                                 2007              2006
                                             -------------      -----------

REVENUES:
   Oil and gas sales                             $157,754         $686,271
   Interest income                                  1,767            9,805
   Gain on sale of oil and gas
      properties                                       76                -
                                                 --------         --------
                                                 $159,597         $696,076

COSTS AND EXPENSES:
   Lease operating                               $ 27,557         $ 85,984
   Production tax                                   8,408           46,269
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                    5,556           24,936
   General and administrative
      (Note 2)                                     23,356           87,615
                                                 --------         --------
                                                 $ 64,877         $244,804
                                                 --------         --------

INCOME FROM CONTINUING OPERATIONS                $ 94,720         $451,272

DISCONTINUED OPERATIONS:
   Income from discontinued operations
      (Note 3)                                     38,202          194,553
   Gain on disposal of discontinued
      operations (Note 3)                         461,402                -
                                                 --------         --------
NET INCOME                                       $594,324         $645,825
                                                 ========         ========
GENERAL PARTNER:
   Net income from continuing
      operations                                 $  9,795         $ 46,391
   Net income from discontinued
      operations                                   49,977           21,307
                                                 --------         --------
   NET INCOME                                    $ 59,772         $ 67,698
                                                 ========         ========

LIMITED PARTNERS:
   Net income from continuing
      operations                                 $ 84,925         $404,881
   Net income from discontinued
      operations                                  449,627          173,246
                                                 --------         --------
   NET INCOME                                    $534,552         $578,127
                                                 ========         ========

NET INCOME FROM CONTINUING
   OPERATIONS PER UNIT                           $   0.37         $   1.77
NET INCOME FROM DISCONTINUED
   OPERATIONS PER UNIT                               1.96             0.76
                                                 --------         --------
NET INCOME PER UNIT                              $   2.33         $   2.53
                                                 ========         ========

UNITS OUTSTANDING                                 228,821          228,821


































         The accompanying condensed notes are an integral part of these combined unaudited financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-E
                       GEODYNE PRODUCTION PARTNERSHIP II-E
                        COMBINED STATEMENTS OF CASH FLOWS
                              (GOING CONCERN BASIS)
                                   (Unaudited)

                                              PERIOD FROM     THREE MONTHS
                                             JANUARY 1, TO       ENDED
                                              FEBRUARY 4,      MARCH 31,
                                                 2007            2006
                                             ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                 $  594,324       $  645,825
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                 5,739           45,506
      Gain on sale of oil and gas
        properties                           (        76)               -
      Gain on disposal of discontinued
        operations                           (   461,402)               -
      Settlement of asset retirement
        obligation                           (        92)     (       127)
      Decrease in accounts receivable -
        oil and gas sales                         20,415          265,875
      Increase (decrease) in accounts
        payable                                      229      (    19,838)
                                              ----------       ----------
Net cash provided by operating
   activities                                 $  159,137       $  937,241
                                              ----------       ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                      ($   15,414)     ($    2,313)
                                              ----------       ----------
Net cash used by investing
   activities                                ($   15,414)     ($    2,313)
                                              ----------       ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                        ($   14,625)     ($1,108,605)
                                              ----------       ----------
Net cash used by financing
   activities                                ($   14,625)     ($1,108,605)
                                              ----------       ----------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                           $  129,098      ($  173,677)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           883,202        1,290,961
                                              ----------       ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                              $1,012,300       $1,117,284
                                              ==========       ==========











































         The accompanying condensed notes are an integral part of these combined unaudited financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-F
                     GEODYNE PRODUCTION PARTNERSHIP II-F
        COMBINED STATEMENT OF NET ASSETS OF PARTNERSHIP IN LIQUIDATION
                                   (Unaudited)



                                                                MARCH 31,
                                                                  2007
                                                               -----------

NET ASSETS OF PARTNERSHIP IN LIQUIDATION,
   at fair value                                               $11,439,483
                                                               ===========
PARTNERS' CAPITAL:
   General Partner                                             $   996,570
   Limited Partners, issued and
      outstanding, 171,400 units                                10,442,913
                                                               -----------
        Total Partners' capital                                $11,439,483
                                                               ===========































         The accompanying condensed notes are an integral part of these combined unaudited financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-F
                     GEODYNE PRODUCTION PARTNERSHIP II-F
          COMBINED STATEMENT OF CHANGES IN NET ASSETS OF PARTNERSHIP
                                 IN LIQUIDATION
                                   (Unaudited)


                                                                PERIOD FROM
                                                                FEBRUARY 5,
                                                                TO MARCH 31,
                                                                    2007
                                                                ------------

Total Partners' capital at February 4, 2007                     $ 2,701,391
   Adjust assets to fair value, net of
      estimated selling costs                                     9,336,899
   Partners' distributions from February 5, 2007
      to March 31, 2007                                        (    889,404)
   Revenues from February 5, 2007 to March 31, 2007                 492,319
   Operating expenses incurred from
      February 5, 2007 to March 31, 2007                       (    201,722)
                                                                -----------
Net assets of partnership in liquidation
   at March 31, 2007                                            $11,439,483
                                                                ===========



























         The accompanying condensed notes are an integral part of these combined unaudited financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-F
                       GEODYNE PRODUCTION PARTNERSHIP II-F
                             COMBINED BALANCE SHEET
                              (GOING CONCERN BASIS)
                                   (Unaudited)

                                     ASSETS
                                                               DECEMBER 31,
                                                                   2006
                                                               ------------
CURRENT ASSETS:
   Cash and cash equivalents                                    $  824,445
   Accounts receivable:
      Oil and gas sales                                            252,355
   Assets held for sale (Note 3)                                   613,824
                                                                ----------
        Total current assets                                    $1,690,624
NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                                   631,804

DEFERRED CHARGE                                                     21,383
                                                                ----------
                                                                $2,343,811
                                                                ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                                             $   39,146
   Accounts payable - related party                                  1,567
   Gas imbalance payable                                             4,632
   Asset retirement obligation -
      current (Note 1)                                               5,398
   Assets retirement obligation -
      assets held for sale                                          75,038
   Liabilities of assets held
      for sale                                                     101,014
                                                                ----------
        Total current liabilities                               $  226,795
LONG-TERM LIABILITIES:
   Accrued liability                                            $   23,586
   Asset retirement obligation (Note 1)                            118,752
                                                                ----------
        Total long-term liabilities                             $  142,338

PARTNERS' CAPITAL (DEFICIT):
   General Partner                                             ($   31,426)
   Limited Partners, issued and
      outstanding, 171,400 units                                 2,006,104
                                                                ----------
        Total Partners' capital                                 $1,974,678
                                                                ----------
                                                                $2,343,811
                                                                ==========

         The accompanying condensed notes are an integral part of these combined unaudited financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-F
                       GEODYNE PRODUCTION PARTNERSHIP II-F
                        COMBINED STATEMENTS OF OPERATIONS
                              (GOING CONCERN BASIS)
                                   (Unaudited)


                                              PERIOD FROM      THREE MONTHS
                                             JANUARY 1, TO        ENDED
                                              FEBRUARY 4,        MARCH 31,
                                                 2007              2006
                                             -------------      -----------

REVENUES:
   Oil and gas sales                             $103,138         $401,485
   Interest income                                  1,351            6,969
   Gain on sale of oil and gas
      properties                                      190                -
                                                 --------         --------
                                                 $104,679         $408,454

COSTS AND EXPENSES:
   Lease operating                               $ 19,177         $ 48,965
   Production tax                                   6,857           25,879
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                    5,069           23,360
   General and administrative
      (Note 2)                                     18,026           71,626
                                                 --------         --------
                                                 $ 49,129         $169,830
                                                 --------         --------

INCOME FROM CONTINUING OPERATIONS                $ 55,550         $238,624

DISCONTINUED OPERATIONS:
   Income from discontinued operations
      (Note 3)                                     91,202          434,419
   Gain on disposal of discontinued
      operations (Note 3)                         599,070                -
                                                 --------         --------
NET INCOME                                       $745,822         $673,043
                                                 ========         ========
GENERAL PARTNER:
   Net income from continuing
      operations                                 $  5,876         $ 25,268
   Net income from discontinued
      operations                                   69,065           44,579
                                                 --------         --------
   NET INCOME                                    $ 74,941         $ 69,847
                                                 ========         ========

LIMITED PARTNERS:
   Net income from continuing
      operations                                 $ 49,674         $213,356
   Net income from discontinued
      operations                                  621,207          389,840
                                                 --------         --------
   NET INCOME                                    $670,881         $603,196
                                                 ========         ========

NET INCOME FROM CONTINUING
   OPERATIONS PER UNIT                           $   0.29         $   1.24
NET INCOME FROM DISCONTINUED
   OPERATIONS PER UNIT                               3.62             2.27
                                                 --------         --------
NET INCOME PER UNIT                              $   3.91         $   3.51
                                                 ========         ========

UNITS OUTSTANDING                                 171,400          171,400


































         The accompanying condensed notes are an integral part of these combined unaudited financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-F
                       GEODYNE PRODUCTION PARTNERSHIP II-F
                        COMBINED STATEMENTS OF CASH FLOWS
                              (GOING CONCERN BASIS)
                                   (Unaudited)

                                              PERIOD FROM     THREE MONTHS
                                             JANUARY 1, TO       ENDED
                                              FEBRUARY 4,      MARCH 31,
                                                 2007            2006
                                             ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                 $  745,822         $673,043
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                 5,485           35,997
      Gain on sale of oil and gas
        properties                           (       190)               -
      Gain on disposal of discontinued
        operations                           (   599,070)               -
      Settlement of asset retirement
        obligation                           (       223)       (     307)
      Decrease in accounts receivable -
        oil and gas sales                         58,728          133,137
      Increase (decrease) in accounts
        payable                                    3,296        (  55,177)
                                              ----------         --------
Net cash provided by operating
   activities                                 $  213,848         $786,693
                                              ----------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                      ($    5,730)       ($  4,515)
   Proceeds from the sale of oil and
      gas properties                                   -            1,280
                                              ----------         --------
Net cash used by investing
   activities                                ($    5,730)       ($  3,235)
                                              ----------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                        ($   19,109)       ($800,355)
                                              ----------         --------
Net cash used by financing
   activities                                ($   19,109)       ($800,355)
                                              ----------         --------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                           $  189,009        ($ 16,897)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           824,445          921,812
                                              ----------         --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                              $1,013,454         $904,915
                                              ==========         ========











































         The accompanying condensed notes are an integral part of these combined unaudited financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-G
                     GEODYNE PRODUCTION PARTNERSHIP II-G
        COMBINED STATEMENT OF NET ASSETS OF PARTNERSHIP IN LIQUIDATION
                                   (Unaudited)



                                                                MARCH 31,
                                                                  2007
                                                               -----------

NET ASSETS OF PARTNERSHIP IN LIQUIDATION,
   at fair value                                               $24,376,274
                                                               ===========
PARTNERS' CAPITAL:
   General Partner                                             $ 2,121,800
   Limited Partners, issued and
      outstanding, 372,189 units                                22,254,474
                                                               -----------
        Total Partners' capital                                $24,376,274
                                                               ===========































         The accompanying condensed notes are an integral part of these combined unaudited financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-G
                     GEODYNE PRODUCTION PARTNERSHIP II-G
          COMBINED STATEMENT OF CHANGES IN NET ASSETS OF PARTNERSHIP
                                 IN LIQUIDATION
                                   (Unaudited)


                                                                PERIOD FROM
                                                                FEBRUARY 5,
                                                                TO MARCH 31,
                                                                    2007
                                                                ------------

Total Partners' capital at February 4, 2007                     $ 5,844,087
   Adjust assets to fair value, net of
      estimated selling costs                                    19,854,728
   Partners' distributions from February 5, 2007
      to March 31, 2007                                        (  1,974,364)
   Revenues from February 5, 2007 to March 31, 2007               1,045,145
   Operating expenses incurred from
      February 5, 2007 to March 31, 2007                       (    393,322)
                                                                -----------
Net assets of partnership in liquidation
   at March 31, 2007                                            $24,376,274
                                                                ===========



























         The accompanying condensed notes are an integral part of these combined unaudited financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-G
                       GEODYNE PRODUCTION PARTNERSHIP II-G
                             COMBINED BALANCE SHEET
                              (GOING CONCERN BASIS)
                                   (Unaudited)

                                     ASSETS
                                                                DECEMBER 31,
                                                                   2006
                                                               ------------
CURRENT ASSETS:
   Cash and cash equivalents                                    $1,846,124
   Accounts receivable:
      Oil and gas sales                                            546,685
   Assets held for sale (Note 3)                                 1,286,746
                                                                ----------
        Total current assets                                    $3,679,555
NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                                 1,360,872

DEFERRED CHARGE                                                     53,796
                                                                ----------
                                                                $5,094,223
                                                                ==========

                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES:
   Accounts payable                                             $   79,030
   Accounts payable - related party                                  3,288
   Gas imbalance payable                                            16,422
   Asset retirement obligation -
      current (Note 1)                                              11,451
   Assets retirement obligation -
      assets held for sale                                         157,170
   Liabilities of assets held
      for sale                                                     211,077
                                                                ----------
        Total current liabilities                               $  478,438
LONG-TERM LIABILITIES:
   Accrued liability                                            $   43,043
   Asset retirement obligation (Note 1)                            256,307
                                                                ----------
        Total long-term liabilities                             $  299,350

PARTNERS' CAPITAL:
   General Partner                                              $   47,955
   Limited Partners, issued and
      outstanding, 372,189 units                                 4,268,480
                                                                ----------
        Total Partners' capital                                 $4,316,435
                                                                ----------
                                                                $5,094,223
                                                                ==========

         The accompanying condensed notes are an integral part of these combined unaudited financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-G
                       GEODYNE PRODUCTION PARTNERSHIP II-G
                        COMBINED STATEMENTS OF OPERATIONS
                              (GOING CONCERN BASIS)
                                   (Unaudited)

                                              PERIOD FROM      THREE MONTHS
                                             JANUARY 1, TO        ENDED
                                              FEBRUARY 4,        MARCH 31,
                                                 2007              2006
                                             -------------      -----------

REVENUES:
   Oil and gas sales                           $  222,554       $  865,253
   Interest income                                  2,984           15,011
   Gain on sale of oil and gas
      properties                                      394                -
                                               ----------       ----------
                                               $  225,932       $  880,264

COSTS AND EXPENSES:
   Lease operating                             $   40,825       $  106,981
   Production tax                                  15,171           56,522
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                   11,002           49,445
   General and administrative
      (Note 2)                                     36,662          127,538
                                               ----------       ----------
                                               $  103,660       $  340,486
                                               ----------       ----------

INCOME FROM CONTINUING OPERATIONS              $  122,272       $  539,778

DISCONTINUED OPERATIONS:
   Income from discontinued operations
      (Note 3)                                    193,676          910,794
   Gain on disposal of discontinued
      operations (Note 3)                       1,252,503                -
                                               ----------       ----------
NET INCOME                                     $1,568,451       $1,450,572
                                               ==========       ==========
GENERAL PARTNER:
   Net income from continuing
      operations                               $   12,919       $   56,927
   Net income from discontinued
      operations                                  144,697           93,598
                                               ----------       ----------
   NET INCOME                                  $  157,616       $  150,525
                                               ==========       ==========

LIMITED PARTNERS:
   Net income from continuing
      operations                               $  109,353       $  482,851
   Net income from discontinued
      operations                                1,301,482          817,196
                                               ----------       ----------
   NET INCOME                                  $1,410,835       $1,300,047
                                               ==========       ==========

NET INCOME FROM CONTINUING
   OPERATIONS PER UNIT                         $     0.29       $     1.30
NET INCOME FROM DISCONTINUED
   OPERATIONS PER UNIT                               3.50             2.20
                                               ----------       ----------
NET INCOME PER UNIT                            $     3.79       $     3.50
                                               ==========       ==========

UNITS OUTSTANDING                                 372,189          372,189

































         The accompanying condensed notes are an integral part of these combined unaudited financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-G
                       GEODYNE PRODUCTION PARTNERSHIP II-G
                        COMBINED STATEMENTS OF CASH FLOWS
                              (GOING CONCERN BASIS)
                                   (Unaudited)

                                              PERIOD FROM     THREE MONTHS
                                             JANUARY 1, TO       ENDED
                                              FEBRUARY 4,      MARCH 31,
                                                 2007            2006
                                             ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                 $1,568,451       $1,450,572
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                11,879           77,430
      Gain on sale of oil and gas
        properties                           (       394)               -
      Gain on disposal of discontinued
        operations                           ( 1,252,503)               -
      Settlement of asset retirement
        obligation                           (       468)     (       641)
      Decrease in accounts receivable -
        oil and gas sales                        120,127          284,584
      Increase (decrease) in accounts
        payable                                    9,176      (   113,749)
                                              ----------       ----------
Net cash provided by operating
   activities                                 $  456,268       $1,698,196
                                              ----------       ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                      ($   11,978)     ($    9,441)
   Proceeds from the sale of oil and
      gas properties                                   -            2,992
                                              ----------       ----------
Net cash used by investing
   activities                                ($   11,978)     ($    6,449)
                                              ----------       ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                        ($   40,799)     ($1,697,791)
                                              ----------       ----------
Net cash used by financing
   activities                                ($   40,799)     ($1,697,791)
                                              ----------       ----------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                           $  403,491      ($    6,044)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                         1,846,124        1,970,349
                                              ----------       ----------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                              $2,249,615       $1,964,305
                                              ==========       ==========











































         The accompanying condensed notes are an integral part of these combined unaudited financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-H
                     GEODYNE PRODUCTION PARTNERSHIP II-H
        COMBINED STATEMENT OF NET ASSETS OF PARTNERSHIP IN LIQUIDATION
                                   (Unaudited)



                                                                MARCH 31,
                                                                  2007
                                                               -----------

NET ASSETS OF PARTNERSHIP IN LIQUIDATION,
   at fair value                                                $5,777,981
                                                                ==========
PARTNERS' CAPITAL:
   General Partner                                              $  504,968
   Limited Partners, issued and
      outstanding, 91,711 units                                  5,273,013
                                                                ----------
        Total Partners' capital                                 $5,777,981
                                                                ==========































         The accompanying condensed notes are an integral part of these combined unaudited financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-H
                     GEODYNE PRODUCTION PARTNERSHIP II-H
          COMBINED STATEMENT OF CHANGES IN NET ASSETS OF PARTNERSHIP
                                 IN LIQUIDATION
                                   (Unaudited)


                                                                PERIOD FROM
                                                                 FEBRUARY 5,
                                                                TO MARCH 31,
                                                                    2007
                                                                ------------

Total Partners' capital at February 4, 2007                      $1,405,788
   Adjust assets to fair value, net of
      estimated selling costs                                     4,738,444
   Partners' distributions from February 5, 2007
      to March 31, 2007                                         (   496,843)
   Revenues from February 5, 2007 to March 31, 2007                 250,035
   Operating expenses incurred from
      February 5, 2007 to March 31, 2007                        (   119,443)
                                                                 ----------
Net assets of partnership in liquidation
   at March 31, 2007                                             $5,777,981
                                                                 ==========



























         The accompanying condensed notes are an integral part of these combined unaudited financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-H
                       GEODYNE PRODUCTION PARTNERSHIP II-H
                             COMBINED BALANCE SHEET
                              (GOING CONCERN BASIS)
                                   (Unaudited)

                                     ASSETS
                                                               DECEMBER 31,
                                                                   2006
                                                               ------------
CURRENT ASSETS:
   Cash and cash equivalents                                    $  474,706
   Accounts receivable:
      Oil and gas sales                                            129,051
   Assets held for sale (Note 3)                                   297,517
                                                                ----------
        Total current assets                                    $  901,274

NET OIL AND GAS PROPERTIES, utilizing
   the successful efforts method                                   331,348

DEFERRED CHARGE                                                     12,322
                                                                ----------
                                                                $1,244,944
                                                                ==========

                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                                             $   22,499
   Accounts payable - related party                                    761
   Asset retirement obligation -
      current (Note 1)                                               2,726
   Assets retirement obligation -
      assets held for sale                                          36,318
   Liabilities of assets held
      for sale                                                      49,233
                                                                ----------
        Total current liabilities                               $  111,537
LONG-TERM LIABILITIES:
   Accrued liability                                            $   14,864
   Asset retirement obligation (Note 1)                             63,227
                                                                ----------
        Total long-term liabilities                             $   78,091

PARTNERS' CAPITAL (DEFICIT):
   General Partner                                             ($   16,786)
   Limited Partners, issued and
      outstanding, 91,711 units                                  1,072,102
                                                                ----------
        Total Partners' capital                                 $1,055,316
                                                                ----------
                                                                $1,244,944
                                                                ==========

         The accompanying condensed notes are an integral part of these combined unaudited financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-H
                       GEODYNE PRODUCTION PARTNERSHIP II-H
                        COMBINED STATEMENTS OF OPERATIONS
                              (GOING CONCERN BASIS)
                                   (Unaudited)

                                              PERIOD FROM      THREE MONTHS
                                             JANUARY 1, TO        ENDED
                                              FEBRUARY 4,        MARCH 31,
                                                 2007              2006
                                             -------------      -----------

REVENUES:
   Oil and gas sales                             $ 52,597         $210,410
   Interest income                                    719            3,449
   Gain on sale of oil and gas
      properties                                       91                -
                                                 --------         --------
                                                 $ 53,407         $213,859

COSTS AND EXPENSES:
   Lease operating                               $  9,947         $ 26,744
   Production tax                                   3,537           13,960
   Depreciation, depletion, and
      amortization of oil and gas
      properties                                    2,652           11,559
   General and administrative
      (Note 2)                                     10,628           49,431
                                                 --------         --------
                                                 $ 26,764         $101,694
                                                 --------         --------

INCOME FROM CONTINUING OPERATIONS                $ 26,643         $112,165

DISCONTINUED OPERATIONS:
   Income from discontinued operations
      (Note 3)                                     43,407          208,538
   Gain on disposal of discontinued
      operations (Note 3)                         289,668                -
                                                 --------         --------
NET INCOME                                       $359,718         $320,703
                                                 ========         ========
GENERAL PARTNER:
   Net income from continuing
      operations                                 $  2,831         $ 11,912
   Net income from discontinued
      operations                                   33,325           21,554
                                                 --------         --------
   NET INCOME                                    $ 36,156         $ 33,466
                                                 ========         ========

LIMITED PARTNERS:
   Net income from continuing
      operations                                 $ 23,812         $100,253
   Net income from discontinued
      operations                                  299,750          186,984
                                                 --------         --------
   NET INCOME                                    $323,562         $287,237
                                                 ========         ========

NET INCOME FROM CONTINUING
   OPERATIONS PER UNIT                           $   0.26         $   1.09
NET INCOME FROM DISCONTINUED
   OPERATIONS PER UNIT                               3.27             2.04
                                                 --------         --------
NET INCOME PER UNIT                              $   3.53         $   3.13
                                                 ========         ========

UNITS OUTSTANDING                                  91,711           91,711


































         The accompanying condensed notes are an integral part of these combined unaudited financial statements.

                GEODYNE ENERGY INCOME LIMITED PARTNERSHIP II-H
                       GEODYNE PRODUCTION PARTNERSHIP II-H
                        COMBINED STATEMENTS OF CASH FLOWS
                              (GOING CONCERN BASIS)
                                   (Unaudited)

                                              PERIOD FROM     THREE MONTHS
                                             JANUARY 1, TO       ENDED
                                              FEBRUARY 4,      MARCH 31,
                                                 2007            2006
                                             ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                   $359,718         $320,703
   Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Depreciation, depletion, and
        amortization of oil and gas
        properties                                 2,847           19,340
      Gain on sale of oil and gas
        properties                             (      91)               -
      Gain on disposal of discontinued
        operations                             ( 289,668)               -
      Settlement of asset retirement
        obligation                             (     108)       (     147)
      Decrease in accounts receivable -
        oil and gas sales                         30,811           71,648
      Increase (decrease) in accounts
        payable                                      301        (  25,369)
                                                --------         --------
Net cash provided by operating
   activities                                   $103,810         $386,175
                                                --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                        ($  2,769)       ($  2,184)
   Proceeds from the sale of oil and
      gas properties                                   -              828
                                                --------         --------
Net cash used by investing
   activities                                  ($  2,769)       ($  1,356)
                                                --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions                          ($  9,246)       ($401,411)
                                                --------         --------
Net cash used by financing
   Activities                                  ($  9,246)       ($401,411)
                                                --------         --------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                             $ 91,795        ($ 16,592)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                           474,706          465,378
                                                --------         --------
CASH AND CASH EQUIVALENTS AT
   END OF PERIOD                                $566,501         $448,786
                                                ========         ========











































         The accompanying condensed notes are an integral part of these combined unaudited financial statements.

            GEODYNE ENERGY INCOME PROGRAM II LIMITED PARTNERSHIPS
        CONDENSED NOTES TO THE COMBINED UNAUDITED FINANCIAL STATEMENTS
                                 MARCH 31, 2007
                                   (Unaudited)


1.    BASIS OF PRESENTATION
      ---------------------

      These unaudited financial statements reflect the combined accounts of each Geodyne Energy Income Limited Partnership and the related Geodyne Energy Income Production Partnership after the elimination of all inter-partnership transactions and balances. Each limited partnership is a general partner in the related Geodyne Energy Income Production Partnership in which Geodyne Resources, Inc. serves as the managing partner. Unless the context indicates otherwise, all references to a
      "Partnership" or the "Partnerships" are references to the limited partnership and its related production partnership, collectively, and all references to the "General Partner" are references to the general partner of the limited partnerships (Geodyne Resources, Inc.) and the managing partner of the production partnerships, collectively. These unaudited combined financial statements are presented on a going concern basis as of December 31, 2006 and for the period January 1, 2007 through February 4, 2007 and the three months ended March 31, 2006. On February 5, 2007, the General Partner mailed a notice to the limited partners announcing that the Partnerships will terminate at the end of their current term, December 31, 2007. Consequently, the Partnerships adopted the liquidation basis of accounting effective February 5, 2007. The liquidation basis of accounting reports the net assets of the Partnerships at their net realizable value. Adjustments were made to reduce all balance sheet categories into one line, net assets of Partnership in liquidation, which is an estimate of the net fair value of all Partnership assets and liabilities. Cash, accounts receivable, and accounts payable were valued at their historical cost, which approximates fair value. Oil and gas properties were valued at their estimated net sales price, which was estimated utilizing discounted cash flows based on strip pricing as of March 31, 2007 at a discount rate of 10% for proved developed producing reserves, 18% for proved developed non-producing reserves and 20% for proved undeveloped reserves. An adjustment was made to the discounted cash flows for the effects of gas balancing and asset retirement obligations. A provision was also made to account for expenses that will be incurred directly related to the sale of the oil and gas properties. The allocation of the net assets of Partnership in liquidation to the General Partner and limited partners was calculated using the current allocation of income and expenses, which may change.

      The value of net assets in liquidation of the Partnerships is substantially dependent on prices of crude oil, natural gas, and natural gas liquids. Declines in commodity prices will adversely affect the amount of cash that will be received from the sale of the Partnerships' oil and gas properties in liquidation, and thus ultimately affect the amount of cash that will be available for distribution to the partners.

      The following table presents the estimated change in value of net assets of Partnership in liquidation presuming a decrease of 10% in forecasted natural gas and crude oil prices. These estimated decreases in liquidation values are in comparison to the estimated liquidation value calculated using strip pricing for the Combined Unaudited Statements of Changes in Net Assets of Partnership in Liquidation at March 31, 2007.

                            General          Limited
      Partnership           Partner          Partners           Total
      -----------          ---------        ----------        ----------
        II-A               $355,000         $3,191,000        $3,546,000
        II-B                258,000          2,322,000         2,580,000
        II-C                150,000          1,353,000         1,503,000
        II-D                310,000          2,791,000         3,101,000
        II-E                145,000          1,300,000         1,445,000
        II-F                137,000          1,229,000         1,366,000
        II-G                291,000          2,622,000         2,913,000
        II-H                 70,000            627,000           697,000


      ACCOUNTING POLICIES
      -------------------

      The Combined Unaudited Statements of Net Assets of Partnership in Liquidation as of March 31, 2007, Combined Unaudited Statements of Changes in Net Assets of Partnership in Liquidation as of March 31, 2007, Combined Unaudited Statements of Operations for the period from January 1, 2007 to February 4, 2007 and the three months ended March 31, 2006, and Combined Unaudited Statements of Cash Flows for the period from January 1, 2007 to February 4, 2007 and the three months ended March 31, 2006 were prepared by the General Partner. In the opinion of management the financial statements referred to above include all necessary adjustments, consisting of normal recurring adjustments, to present fairly the combined fair value of net assets of Partnership in liquidation at March 31, 2007, the combined unaudited results of operations for the period from January 1, 2007 to February 4, 2007 and the three months ended March 31, 2006, the combined unaudited results of changes in net assets of Partnership in liquidation from February 5, 2007 to March 31, 2007, and the combined unaudited cash flows for the period from January 1, 2007 to February 4, 2007 and the three months ended March 31, 2006.

      Information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles were condensed or omitted. The accompanying unaudited interim financial statements should be read in conjunction with the Partnerships' Annual Report on Form 10-K filed for the year ended December 31, 2006. The results of operations for the period ending February 4, 2007 and the changes in fair value of net assets of partnership in liquidation for the period ending March 31, 2007 are not necessarily indicative of the results to be expected for the full year.

      The Limited Partners' net income or loss per unit is based upon each $100 initial capital contribution.


      STATEMENTS OF CASH FLOWS
      -----------------------

      Cash flows from operating, investing and financing activities presented in the Combined Unaudited Statements of Cash Flows include cash flows attributable to discontinued operations and assets held for sale for all periods presented.


      NEW ACCOUNTING PRONOUNCEMENTS
      -----------------------------

      In September 2006, the FASB issued FAS No. 157, "Fair Value Measurements" (FAS No. 157). FAS No. 157 establishes a common definition for fair value to be applied to US GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands the disclosure about such fair value measurements. FAS No. 157 is effective for fiscal years beginning after November 5, 2007. The Partnerships are currently assessing the impact of FAS No. 157 on its fair value of net assets of Partnership in liquidation and its changes of net assets of Partnership in liquidation.


      PARTNERSHIP TERMINATION
      -----------------------

      Pursuant to the terms of the partnership agreements for the Partnerships (the "Partnership Agreements"), the Partnerships would have terminated on December 31, 1999. However, the Partnership Agreements provide that the General Partner may extend the term of each Partnership for up to five periods of two years each. The General Partner has extended the terms of the Partnerships for their fourth two-year extension period to December 31, 2007. On February 5, 2007, the General Partner mailed a notice to the limited partners announcing that the Partnerships will terminate at the end of their current term, December 31, 2007. The reader should refer to
      Note 4 - Partnership Termination to
      the combined financial statements for additional information regarding this matter.

      RECLASSIFICATION
      ----------------

      Certain prior year balances have been reclassified to conform with current year presentation.


      OIL AND GAS PROPERTIES
      ----------------------

      Before  implementation  of  the  liquidation  basis  of  accounting,   the
      Partnerships followed the successful efforts method of accounting for their oil and gas properties. Under the successful efforts method, the Partnerships capitalized all property acquisition costs and development costs incurred in connection with the further development of oil and gas reserves. Property acquisition costs included costs incurred by the Partnerships or the General Partner to acquire producing properties, including related title insurance or examination costs, commissions, engineering, legal and accounting fees, and similar costs directly related to the acquisitions, plus an allocated portion of the General Partner's property screening costs. The acquisition cost to the Partnerships of properties acquired by the General Partner was adjusted to reflect the net cash results of operations, including interest incurred to finance the acquisition, for the period of time the properties were held by the General Partner.

      Depletion of the cost of producing oil and gas properties, amortization of related intangible drilling and development costs, and depreciation of tangible lease and well equipment was computed on the unit-of-production method through February 4, 2007. The Partnerships' calculation of depreciation, depletion, and amortization included estimated dismantlement and abandonment costs and estimated salvage value of the equipment. When complete units of depreciable property were retired or sold, the asset cost and related accumulated depreciation were eliminated with any gain or loss (including the elimination of the asset retirement obligation) reflected in income. On February 5, 2007, the Partnerships adopted the liquidation basis of accounting and no longer calculates depreciation, depletion, and amortization.

      The Partnerships evaluated the recoverability of the carrying costs of their proved oil and gas properties for each well. If the unamortized costs, net of salvage value, of oil and gas properties exceeded the expected undiscounted future cash flows for such properties, the cost of the properties was written down to fair value, which was determined by using the estimated discounted future cash flows from the properties.


      ASSET RETIREMENT OBLIGATIONS
      ----------------------------

      The Partnerships' wells must be properly plugged and abandoned after their oil and gas reserves are exhausted. The Partnerships follow FAS No. 143, "Accounting for Asset Retirement Obligations" in accounting for the future expenditures that will be necessary to plug and abandon these wells. FAS No. 143 requires the estimated plugging and abandonment obligations to be
      (i) recognized in the period in which they are incurred (i.e. when the well is drilled or acquired) if a reasonable estimate of fair value can be made and (ii) capitalized as part of the carrying amount of the well. Estimated abandonment dates will be revised based on changes to related economic lives, which vary with product prices and production costs. Estimated plugging costs may also be adjusted to reflect changing industry experience. Cash flows will not be affected until wells are actually plugged and abandoned. The asset retirement obligation is adjusted upwards each quarter in order to recognize accretion of the time-related discount factor.

2.    TRANSACTIONS WITH RELATED PARTIES
      ---------------------------------

      The Partnership Agreements provide for reimbursement to the General Partner for all direct general and administrative expenses and for the general and administrative overhead applicable to the Partnerships based on an allocation of actual costs incurred. The general and administrative expenses are included as a component of the net assets of Partnership in liquidation. The reader should refer to Note 1 - Basis of Presentation to the combined unaudited financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information regarding this matter. During the three months ended March 31, 2007, the following payments were made to the General Partner or its affiliates by the
      Partnerships:

                                Direct General           Administrative
            Partnership        and Administrative           Overhead
            -----------        -------------------       ---------------
               II-A                 $43,773                  $127,443
               II-B                  44,700                    95,190
               II-C                  33,186                    40,689
               II-D                  38,306                    82,863
               II-E                  43,212                    60,216
               II-F                  40,610                    45,105
               II-G                  47,040                    97,944
               II-H                  37,975                    24,135

      Affiliates of the Partnerships serve as operator of some of the Partnerships' wells. The General Partner contracts with such affiliates for services as operator of the wells. As operator, such affiliates are compensated at rates provided in the operating agreements in effect and charged to all parties to such agreement. Such compensation may occur both prior and subsequent to the commencement of commercial marketing of production of oil or gas. During the three months ended March 31, 2007, the following approximate dollar amounts of compensation were paid by the Partnerships to the affiliates:

            Partnership        Compensation
            -----------        ------------
               II-A               $13,000
               II-B                13,000
               II-C                 6,000
               II-D                 7,000
               II-E                 7,000
               II-F                 7,000
               II-G                16,000
               II-H                 4,000


3. DISCONTINUED OPERATIONS
      -----------------------

      During August 2006, the General Partner approved a plan to sell an increased amount of the Partnerships' properties as a result of the generally favorable current environment for oil and gas properties. These properties were classified as assets held for sale. On February 1, 2007 the Partnerships sold their interests in a number of producing properties at a large public oil and gas auction which resulted in proceeds of the following approximate dollar amounts:

                                 Proceeds
            Partnership        (net of fees)          Gain
            -----------        ------------        ----------
               II-A             $  520,000         $  518,000
               II-B                491,000            492,000
               II-C                215,000            218,000
               II-D                449,000            448,000
               II-E                466,000            461,000
               II-F                596,000            599,000
               II-G              1,246,000          1,253,000
               II-H                288,000            290,000

      The properties sold in the February 2007 auction and the remaining properties classified as assets held for sale represent "disposal of a component" under Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (FAS
      144). Accordingly, current year results for the period of January 1, 2007 through February 4, 2007 for these properties were classified as discontinued operations, and prior periods were restated. Once properties are classified as assets held for sale, they no longer incur any depreciation, depletion, and amortization expense. In conjunction with the planned sales, the Partnerships will retain all assets and liabilities through the effective date of the sale and purchasers will assume the asset retirement obligations associated with the sold interests. On February 5, 2007, the Partnerships adopted the liquidation basis of accounting. The reader should refer to Note 1 - Basis of Presentation to the combined unaudited financial statements for additional information regarding this matter.

     Net income from discontinued operations is as follows:

                                II-A Partnership
                                ----------------

                                              Period from       Three Months
                                             January 1, to         Ended
                                              February 4,         March 31,
                                                2007                2006
                                             ------------       ------------

      Oil and gas sales                          $89,193          $362,289
      Lease operating                           ( 23,318)        (  84,530)
      Production tax                            (  3,425)        (  14,138)
      Accretion and depreciation,
         depletion, and amortization
         of oil and gas properties              (    851)        (   8,073)
                                                 -------          --------
      Income from discontinued
         operations                              $61,599          $255,548
                                                 =======          ========

                                II-B Partnership
                                ----------------

                                              Period from       Three Months
                                             January 1, to         Ended
                                              February 4,         March 31,
                                                2007                2006
                                             -------------      ------------

      Oil and gas sales                          $43,838          $172,694
      Lease operating                           ( 15,423)        (  44,222)
      Production tax                            (    841)        (   4,333)
      Accretion and depreciation,
         depletion, and amortization
         of oil and gas properties              (    570)        (   3,063)
                                                 -------          --------
      Income from discontinued
         operations                              $27,004          $121,076
                                                 =======          ========

                                II-C Partnership
                                ----------------

                                              Period from       Three Months
                                             January 1, to         Ended
                                              February 4,         March 31,
                                                2007                2006
                                             -------------      ------------

      Oil and gas sales                          $ 6,551          $ 23,059
      Lease operating                           (    627)        (   2,767)
      Production tax                            (    572)        (   1,809)
      Accretion and depreciation,
         depletion, and amortization
         of oil and gas properties              (     23)        (     211)
                                                 -------          --------
      Income from discontinued
         operations                              $ 5,329          $ 18,272
                                                 =======          ========

                                II-D Partnership
                                ----------------

                                              Period from       Three Months
                                             January 1, to         Ended
                                              February 4,         March 31,
                                                 2007               2006
                                             -------------      ------------

      Oil and gas sales                          $30,269          $120,024
      Lease operating                           (  3,153)        (  25,019)
      Production tax                            (  3,161)        (  10,368)
      Accretion and depreciation,
         depletion, and amortization
         of oil and gas properties              (    209)        (   1,193)
                                                 -------          --------
      Income from discontinued
         operations                              $23,746          $ 83,444
                                                 =======          ========


                                II-E Partnership
                                ----------------

                                              Period from       Three Months
                                             January 1, to         Ended
                                              February 4,         March 31,
                                                2007                2006
                                             ------------      -------------

      Oil and gas sales                         $ 45,692        $  297,213
      Lease operating                          (   5,538)      (    60,575)
      Production tax                           (   1,769)      (    21,515)
      Accretion and depreciation,
         depletion, and amortization
         of oil and gas properties             (     183)      (    20,570)
                                                --------        ----------
      Income from discontinued
         operations                             $ 38,202        $  194,553
                                                ========        ==========

                                II-F Partnership
                                ----------------

                                              Period from       Three Months
                                             January 1, to         Ended
                                              February 4,         March 31,
                                                2007                2006
                                             ------------      -------------

      Oil and gas sales                         $108,847        $  552,167
      Lease operating                          (  11,485)      (    71,874)
      Production tax                           (   5,744)      (    33,237)
      Accretion and depreciation,
         depletion, and amortization
         of oil and gas properties             (     416)      (    12,637)
                                                --------        ----------
      Income from discontinued
         operations                             $ 91,202        $  434,419
                                                ========        ==========


                                II-G Partnership
                                ----------------

                                             Period from        Three Months
                                             January 1, to         Ended
                                             February 4,          March 31,
                                                2007                2006
                                             ------------      -------------

      Oil and gas sales                         $231,241        $1,160,264
      Lease operating                          (  24,093)      (   151,233)
      Production tax                           (  12,595)      (    70,252)
      Accretion and depreciation,
         depletion, and amortization
         of oil and gas properties             (     877)      (    27,985)
                                                --------        ----------
      Income from discontinued
         operations                             $193,676        $  910,794
                                                ========        ==========

                                II-H Partnership
                                ----------------

                                             Period from        Three Months
                                             January 1, to         Ended
                                             February 4,          March 31,
                                                2007                2006
                                             ------------      -------------

      Oil and gas sales                         $ 51,913        $  267,934
      Lease operating                          (   5,606)      (    35,376)
      Production tax                           (   2,705)      (    16,239)
      Accretion and depreciation,
         depletion, and amortization
         of oil and gas properties             (     195)      (     7,781)
                                                --------        ----------
      Income from discontinued
         operations                             $ 43,407        $  208,538
                                                ========        ==========

Assets of the discontinued operations as of December 31, 2006 were as follows:

                                                                    II-A
                                                                Partnership
                                                                -----------

      Accounts receivable - oil and gas sales                    $  214,721
      Oil and gas properties                                      3,145,225
      Accumulated depreciation, depletion,
         and amortization of oil and gas
         properties and valuation allowance                     ( 2,703,049)
      Deferred charge                                                 1,259
                                                                 ----------
      Net assets held for sale                                   $  658,156
                                                                 ==========

                                                                    II-B
                                                                Partnership
                                                                -----------

      Accounts receivable - oil and gas sales                    $   94,700
      Oil and gas properties                                      1,845,626
      Accumulated depreciation, depletion,
         and amortization of oil and gas
         properties and valuation allowance                     ( 1,727,855)
      Deferred charge                                                   244
                                                                 ----------
      Net assets held for sale                                   $  212,715
                                                                 ==========

                                                                    II-C
                                                                Partnership
                                                                -----------

      Accounts receivable - oil and gas sales                    $   14,225
      Oil and gas properties                                        400,262
      Accumulated depreciation, depletion,
         and amortization of oil and gas
         properties and valuation allowance                     (   395,035)
      Deferred charge                                                    80
                                                                 ----------
      Net assets held for sale                                   $   19,532
                                                                 ==========

                                                                    II-D
                                                                Partnership
                                                                -----------

      Accounts receivable - oil and gas sales                    $   92,380
      Oil and gas properties                                        684,245
      Accumulated depreciation, depletion,
         and amortization of oil and gas
         properties and valuation allowance                     (   641,059)
      Deferred charge                                                 1,004
                                                                 ----------
      Net assets held for sale                                   $  136,570
                                                                 ==========


                                                                    II-E
                                                                Partnership
                                                                -----------

      Accounts receivable - oil and gas sales                    $  135,616
      Oil and gas properties                                      1,223,175
      Accumulated depreciation, depletion,
         and amortization of oil and gas
         properties and valuation allowance                     ( 1,101,197)
      Deferred charge                                                 4,237
                                                                 ----------
      Net assets held for sale                                   $  261,831
                                                                 ==========

                                                                    II-F
                                                                Partnership
                                                                -----------

      Accounts receivable - oil and gas sales                    $  314,487
      Oil and gas properties                                      2,804,558
      Accumulated depreciation, depletion,
         and amortization of oil and gas
         properties and valuation allowance                     ( 2,513,333)
      Deferred charge                                                 8,112
                                                                 ----------
      Net assets held for sale                                   $  613,824
                                                                 ==========

                                                                    II-G
                                                                Partnership
                                                                -----------

      Accounts receivable - oil and gas sales                    $  667,021
      Oil and gas properties                                      5,862,808
      Accumulated depreciation, depletion,
         and amortization of oil and gas
         properties and valuation allowance                     ( 5,252,058)
      Deferred charge                                                 8,975
                                                                 ----------
      Net assets held for sale                                   $1,286,746
                                                                 ==========

                                                                    II-H
                                                                Partnership
                                                                -----------

      Accounts receivable - oil and gas sales                    $  152,282
      Oil and gas properties                                      1,336,598
      Accumulated depreciation, depletion,
         and amortization of oil and gas
         properties and valuation allowance                     ( 1,195,305)
      Deferred charge                                                 3,942
                                                                 ----------
      Net assets held for sale                                   $  297,517
                                                                 ==========

Liabilities of the discontinued operations as of December 31, 2006 were as follows:

                                                                    II-A
                                                                Partnership
                                                                -----------

      Accounts payable                                           $  108,430
      Accrued liability                                               3,419
      Gas imbalance payable                                           3,129
                                                                 ----------
      Net liabilities - held for sale                            $  114,978
                                                                 ==========

                                                                    II-B
                                                                Partnership
                                                                -----------

      Accounts payable                                           $   66,132
      Accrued liability                                               7,385
      Gas imbalance payable                                          12,882
                                                                 ----------
      Net liabilities - held for sale                            $   86,399
                                                                 ==========

                                                                    II-C
                                                                Partnership
                                                                -----------

      Accounts payable                                           $    5,613
      Accrued liability                                               2,769
                                                                 ----------
      Net liabilities - held for sale                            $    8,382
                                                                 ==========

                                                                    II-D
                                                                Partnership
                                                                -----------

      Accounts payable                                           $   16,084
                                                                 ----------
      Net liabilities - held for sale                            $   16,084
                                                                 ==========

                                                                    II-E
                                                                Partnership
                                                                -----------

      Accounts payable                                           $   41,347
      Accrued liability                                               1,708
                                                                 ----------
      Net liabilities - held for sale                            $   43,055
                                                                 ==========


                                                                    II-F
                                                                Partnership
                                                                -----------

      Accounts payable                                           $   95,870
      Accrued liability                                               5,144
                                                                 ----------
      Net liabilities - held for sale                            $  101,014
                                                                 ==========

                                                                    II-G
                                                                Partnership
                                                                -----------

      Accounts payable                                           $  200,930
      Accrued liability                                              10,147
                                                                 ----------
      Net liabilities - held for sale                            $  211,077
                                                                 ==========


                                                                    II-H
                                                                Partnership
                                                                -----------

      Accounts payable                                           $   46,719
      Accrued liability                                               2,514
                                                                 ----------
      Net liabilities - held for sale                            $   49,233
                                                                 ==========

4.    PARTNERSHIP TERMINATION
      -----------------------

      The Partnerships would have terminated on December 31, 1999 in accordance with the Partnership Agreements. However, the Partnership Agreements provide that the General Partner may extend the term of each Partnership for up to five periods of two years each. The General Partner has extended the terms of the Partnerships for their fourth two-year extension, thereby extending the termination date to December 31, 2007. On February 5, 2007 the General Partner mailed a notice to the limited partners announcing that (i) the Partnerships will terminate on December 31, 2007 and (ii) the General Partner will liquidate the Partnerships' assets and satisfy their liabilities as part of the winding-up process required by the Partnership Agreements and state law.

      Unrelated to the Partnerships' termination, the General Partner has been selling selected oil and gas properties due to the generally favorable market for oil and gas properties. The last such sales are anticipated to be The Oil and Gas Asset Clearinghouse auctions in May through July of 2007. While these property sales are not related to the Partnerships' liquidation, all remaining property dispositions will be made as part of the liquidation and winding-up process.

      The General Partner intends to commence liquidating the Partnerships' properties in the second half of 2007, and hopes to have all or substantially all of the properties sold prior to March 31, 2008. As part of the liquidation process, the General Partner will actively negotiate for the sale of the properties. These properties will be offered to all interested parties through normal oil and gas property auction processes as well as appropriate negotiated transactions. It is possible that affiliates of the General Partner may participate in any public auction of these properties and may be the successful high bidder on some or all of the properties.

      The Partnerships will make routine cash distributions throughout the remainder of 2007. Proceeds from the sale of Partnership properties may be included in these normal cash distributions, or may be distributed to the partners by way of special cash distributions. The General Partner will analyze the level of cash held by the Partnerships throughout the liquidation process and will retain sufficient cash to cover all final expenses and liabilities of the Partnerships. After final settlement from the sale of all properties, satisfaction of Partnership expenses and liabilities, and calculation of any remaining assets and liabilities of the Partnerships, any net cash will be paid as a final liquidating distribution to all of the remaining partners in each Partnership. It is expected that the final distribution will be made no later than December 31, 2008.

      In order to ensure that the General Partner makes all liquidation distributions to the correct parties based on the most accurate information possible, the General Partner terminated the outstanding repurchase offer as of March 9, 2007. In addition, the General Partner will not process transfers among third parties which are not postmarked on or before June 30, 2007 and received by the General Partner on or before July 13, 2007. The General Partner will not impose these deadlines on transfers between family members, their trusts, IRA accounts, or similar related entities and transfers due to death or divorce.


5.    SUBSEQUENT EVENT
      ----------------

      On May 9, 2007 the Partnerships sold their interests in a number of producing properties to independent third parties at a large public oil and gas auction which resulted in proceeds of the following approximate dollar amounts:

                                 Proceeds
            Partnership        (net of fees)
            -----------        ------------
               II-A             $        -
               II-B                      -
               II-C                      -
               II-D                      -
               II-E                244,000
               II-F                597,000
               II-G              1,249,000
               II-H                289,000

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


PARTNERSHIP TERMINATION
-----------------------

      Pursuant to the terms of the partnership agreements for the Partnerships (the "Partnership Agreements"), the Partnerships would have terminated on December 31, 1999. However, the Partnership Agreements provide that the General Partner may extend the term of each Partnership for up to five periods of two years each. The General Partner has extended the terms of the Partnerships for the fourth two-year extension period to December 31, 2007. On February 5, 2007, the General Partner mailed a notice to the limited partners announcing that the Partnerships will terminate at the end of their current term, December 31, 2007. The reader should refer to
      Note 4 - Partnership Termination to the combined unaudited financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information regarding this matter.

GENERAL
-------

      The Partnerships are engaged in the business of owning interests in producing oil and gas properties located in the continental United States. The Partnerships may also engage to a limited extent in development drilling on producing oil and gas properties as required for the prudent management of the Partnerships.


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

      No property sales occurred during the three months ended March 31, 2006 for the Partnerships. On February 1, 2007, the Partnerships sold their interests in a number of producing properties at a large public oil and gas auction which resulted in proceeds of the following approximate dollar amounts:

                                 Proceeds
            Partnership        (net of fees)
            -----------        ------------
               II-A             $  520,000
               II-B                491,000
               II-C                215,000
               II-D                449,000
               II-E                466,000
               II-F                596,000
               II-G              1,246,000
               II-H                288,000

      Net  proceeds  from  operations  less  necessary   operating  capital  are
      distributed to the Limited Partners on a quarterly basis. The Partnerships' ability to make cash distributions depends primarily upon the level of available cash flow generated by the Partnerships' operating activities and sale of oil and gas properties, which will be affected (either positively or negatively) by many factors beyond the control of the Partnerships, including the price of and demand for oil and gas and other market and economic conditions. While the General Partner cannot predict future pricing trends, it believes the working capital available as of March 31, 2007 and the net revenue generated from future operations and property sales will provide sufficient working capital to meet current and future obligations.

      Occasional expenditures for new wells or well recompletions, or workovers may reduce or eliminate cash available for a particular quarterly cash distribution.

      The reader should refer to the discussion above under the heading "Partnership Termination" for information regarding termination of the Partnerships as of December 31, 2007.


CRITICAL ACCOUNTING POLICIES
----------------------------

      The unaudited financial statements included in this Quarterly Report on Form 10-Q reflect the combined accounts of each Geodyne Energy Income Limited Partnership and the related Geodyne Energy Income Production Partnership after the elimination of all inter-partnership transactions and balances. These unaudited financial statements are presented on a going concern basis as of December 31, 2006 and for the period January 1, 2007 through February 4, 2007 and the three months ended March 31, 2006. On February 5, 2007, the General Partner mailed a notice to the limited partners announcing that the Partnerships will terminate at the end of their current term, December 31, 2007. Consequently, the Partnerships adopted the liquidation basis of accounting effective February 5, 2007. The liquidation basis of accounting reports the net assets of the Partnerships at their net realizable value. Adjustments were made to reduce all balance sheet categories into one line, net assets of partnership in liquidation, which is an estimate of the net fair value of all partnership assets and liabilities. Cash, accounts receivable, and accounts payable were valued at their historical cost, which approximates fair value. Oil and gas properties were valued at their estimated net sales price, which was estimated utilizing discounted cash flows based on strip pricing as of March 31, 2007 at a discount rate of 10% for proved developed producing reserves, 18% for proved developed non-producing reserves and 20% for proved undeveloped reserves. An adjustment was made to the discounted cash flows for the effects of gas balancing and asset retirement obligations.

      A provision was also made to account for expenses that will be incurred directly related to the sale of the oil and gas properties. The allocation of the net assets of partnership in liquidation to the General Partner and limited partners was calculated using the current allocation of income and expenses, which may change.

      Prior to the adoption of the liquidation basis of accounting, the Partnerships followed the successful efforts method of accounting for their oil and gas properties. Under the successful efforts method, the Partnerships capitalized all property acquisition costs and development costs incurred in connection with the further development of oil and gas reserves. Property acquisition costs included costs incurred by the Partnerships or the General Partner to acquire producing properties, including related title insurance or examination costs, commissions, engineering, legal and accounting fees, and similar costs directly related to the acquisitions plus an allocated portion of the General Partner's property screening costs. The acquisition cost to the Partnerships of the properties acquired by the General Partner was adjusted to reflect the net cash results of operations, including interest incurred to finance the acquisition, for the period of time the properties were held by the General Partner.

      Depletion of the cost of producing oil and gas properties, amortization of related intangible drilling and development costs, and depreciation of tangible lease and well equipment was computed on the unit-of-production method through February 4, 2007. The Partnerships' calculation of depreciation, depletion, and amortization included estimated dismantlement and abandonment costs and estimated salvage value of the equipment. When complete units of depreciable property were retired or sold, the asset cost and related accumulated depreciation are eliminated with any gain or loss (including the elimination of the asset retirement obligation) reflected in income. On February 5, 2007, the Partnerships adopted the liquidation basis of accounting and no longer calculates depreciation, depletion, and amortization.

      The Deferred Charge on the Combined Unaudited Balance Sheets represents costs deferred for lease operating expenses incurred in connection with the Partnerships' underproduced gas imbalance positions. Conversely, the Accrued Liability represents charges accrued for lease operating expenses incurred in connection with the Partnerships' overproduced gas imbalance positions. The rate used in calculating the Deferred Charge and Accrued Liability is the annual average production costs per Mcf. The Deferred Charge and Accrued Liability are included as a component of the net assets of partnership in liquidation. The reader should refer to Note 1 - Basis of Presentation to the combined unaudited financial statements included in
      Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information regarding this matter.

      The Partnerships' oil and condensate production is sold, title passed, and revenue recognized at or near the Partnerships' wells under short-term purchase contracts at prevailing prices in accordance with arrangements which are customary in the oil and gas industry. Sales of gas applicable to the Partnerships' interest in producing oil and gas leases are recorded as revenue when the gas is metered and title transferred pursuant to the gas sales contracts covering the Partnerships' interest in gas reserves. During such times as a Partnership's sales of gas exceed its pro rata ownership in a well, such sales are recorded as revenues unless total sales from the well have exceeded the Partnership's share of estimated total gas reserves underlying the property, at which time such excess is recorded as a liability. The rates per Mcf used to calculate this liability are based on the average gas price for which the Partnerships are currently settling this liability. These amounts were recorded as gas imbalance payables in accordance with the sales method. These gas imbalance payables will be settled by either gas production by the underproduced party in excess of current estimates of total gas reserves for the well or by negotiated or contractual payment to the underproduced party. The gas imbalance payables are included as a component of the net assets of partnership in liquidation. The reader should refer to Note 1 - Basis of Presentation to the combined unaudited financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information regarding this matter.


ASSET RETIREMENT OBLIGATIONS
----------------------------

      The Partnerships' wells must be properly plugged and abandoned after their oil and gas reserves are exhausted. The Partnerships follow FAS No. 143, "Accounting for Asset Retirement Obligations" in accounting for the future expenditures that will be necessary to plug and abandon these wells. FAS No. 143 requires the estimated plugging and abandonment obligations to be
      (i) recognized in the period in which they are incurred (i.e. when the well is drilled or acquired) if a reasonable estimate of fair value can be made and (ii) capitalized as part of the carrying amount of the well. The asset retirement obligations are included as a component of the net assets of partnership in liquidation. The reader should refer to Note 1 - Basis of Presentation to the combined unaudited financial statements included in
      Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information regarding this matter.

NEW ACCOUNTING PRONOUNCEMENTS
-----------------------------

      In September 2006, the FASB issued FAS No. 157, "Fair Value Measurements" (FAS No. 157). FAS No. 157 establishes a common definition for fair value to be applied to US GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands the disclosure about such fair value measurements. FAS No. 157 is effective for fiscal years beginning after November 5, 2007. The Partnerships are currently assessing the impact of FAS No. 157 on its fair value of net assets of Partnership in liquidation and its changes of net assets of Partnership in liquidation.


PROVED RESERVES AND NET PRESENT VALUE
-------------------------------------

      The process of estimating oil and gas reserves is complex, requiring significant subjective decisions in the evaluation of available geological, engineering, and economic data for each reservoir. The data for a given reservoir may change substantially over time as a result of, among other things, additional development activity, production history, and viability of production under varying economic conditions; consequently, it is reasonably possible that material revisions to existing reserve estimates may occur in the future. Although every reasonable effort has been made to ensure that these reserve estimates represent the most accurate assessment possible, the significance of the subjective decisions required and variances in available data for various reservoirs make these estimates generally less precise than other estimates presented in connection with financial statement disclosures. The net present values of the Partnerships' reserves are included as a component of the net assets of partnership in liquidation. The reader should refer to Note 1 - Basis of Presentation to the combined unaudited financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information regarding this matter.

      The net present value of the Partnerships' reserves was estimated utilizing discounted cash flows based on strip pricing as of March 31, 2007 at a discount rate of 10% for proved developed producing reserves, 18% for proved developed non-producing reserves and 20% for proved undeveloped reserves. An adjustment has been made to the discounted cash flows for the effects of gas balancing and asset retirement obligations. A provision has also been made to account for expenses that will be incurred directly related to the sale of the oil and gas properties.

RESULTS OF OPERATIONS
---------------------

      GENERAL DISCUSSION

      The following general discussion should be read in conjunction with the analysis of results of operations provided below.

      The primary source of liquidity and Partnership cash distributions comes from the net revenues generated from the sale of oil and gas produced from the Partnerships' oil and gas properties. Recently, the sale of oil and gas properties is also a significant source of net revenues. The level of net revenues is highly dependent upon the prices received for oil and gas sales, which prices have historically been very volatile and may continue to be so. Additionally, lower oil and natural gas prices may reduce the amount of oil and gas that is economic to produce and reduce the
      Partnerships' revenues and cash flow. Various factors beyond the Partnerships' control will affect prices for oil and natural gas, such as:

            *     Worldwide and domestic supplies of oil and natural gas;
            * The ability of the members of the Organization of Petroleum Exporting Countries ("OPEC") to agree to and maintain oil prices and production quotas;
            * Political instability or armed conflict in oil-producing regions or around major shipping areas;
            *     The level of consumer demand and overall economic activity;
            *     The competitiveness of alternative fuels;
            * Weather conditions and the impact of weather- related events;
            *     The availability of pipelines for transportation;
            *     Domestic and foreign government regulations and taxes;
            *     Market expectations; and
            *     The effect of worldwide energy conservation.

      It is not possible to predict the future direction of oil or natural gas prices. Operating costs, including General and Administrative Expenses, may not decline over time, may increase, or may experience only a gradual decline, thus adversely affecting net revenues as either the receipt of proceeds from property sales or the incursion of additional costs as a result of well workovers, recompletions, new well drilling, and other events.

      In addition to pricing, the level of net revenues is highly dependent upon the total volumes of oil and natural gas sold. Oil and gas reserves are depleting assets and will experience production declines over time, thereby likely resulting in reduced net revenues. Despite this general trend of declining production, several factors can cause volumes sold to increase, remain relatively constant, or decrease at an even greater rate over a given period. These factors include, but are not limited to:

            * Geophysical conditions which cause an acceleration of the decline in production;
            * The shutting-in of wells due to low oil and gas prices (or the opening of previously shut-in wells due to high oil and gas prices), mechanical difficulties, loss of a market/transportation, or performance of workovers, recompletions, or other operations in the well;
            * Prior period volume adjustments (either positive or negative) made by the operators of the properties;
            * Adjustments in ownership or rights to production in accordance with agreements governing the operation or ownership of the well (such as adjustments that occur at payout or due to gas balancing); and
            * Completion of enhanced recovery projects which increase production for the well.

      Many of these factors can be very significant for a single well or for many wells over a short period of time. Due to the large number of wells owned by the Partnerships, these factors are generally not material as compared to the normal declines in production experienced on all remaining wells.

      II-A PARTNERSHIP

      THE PERIOD FROM JANUARY 1, 2007 TO FEBRUARY 4, 2007

                                                            Period from
                                                           January 1, to
                                                             February 4,
                                                                2007
                                                           -------------
      Oil and gas sales                                       $  387,154
      Oil and gas production expenses                         $  153,561
      Barrels produced                                             2,976
      Mcf produced                                                42,980
      Average price/Bbl                                       $    49.82
      Average price/Mcf                                       $     5.56

      Income and expenses for the II-A Partnership for the period from January 1 to February 4, 2007 are not comparable to the three months ended March 31, 2006.

      THE PERIOD FROM FEBRUARY 5, 2007 TO MARCH 31, 2007

      Barrels produced                                            8,246
      Mcf produced                                               89,619
      Average price/Bbl                                      $    55.05
      Average price/Mcf                                      $     6.64


      Revenues from February 5, 2007 to March 31, 2007 were as follows:

      Oil and gas sales                                      $1,048,834
      Interest income                                             9,401
                                                             ----------
                                                             $1,058,235
                                                             ==========

      Operating expenses from February 5, 2007 to March 31, 2007 were as follows:

      Lease operating                                        $  215,476
      Production tax                                             55,893
      Accretion expense                                           7,105
      General and administrative                                124,150
                                                             ----------
                                                             $  402,624
                                                             ==========
      II-B PARTNERSHIP

      THE PERIOD FROM JANUARY 1, 2007 TO FEBRUARY 4, 2007

                                                            Period from
                                                           January 1, to
                                                            February 4,
                                                               2007
                                                           -------------
      Oil and gas sales                                        $308,203
      Oil and gas production expenses                          $121,407
      Barrels produced                                            2,188
      Mcf produced                                               38,078
      Average price/Bbl                                        $  49.85
      Average price/Mcf                                        $   5.23

      Income and expenses for the II-B Partnership for the period from January 1 to February 4, 2007 are not comparable to the three months ended March 31, 2006.

      THE PERIOD FROM FEBRUARY 5, 2007 TO MARCH 31, 2007

      Barrels produced                                            5,582
      Mcf produced                                               69,440
      Average price/Bbl                                        $  55.63
      Average price/Mcf                                        $   6.67

      Revenues from February 5, 2007 to March 31, 2007 were as follows:

      Oil and gas sales                                        $773,513
      Interest income                                             6,415
                                                               --------
                                                               $779,928
                                                               ========

      Operating expenses from February 5, 2007 to March 31, 2007 were as follows:

      Lease operating                                          $183,543
      Production tax                                             41,661
      Accretion expense                                           3,112
      General and administrative                                104,201
                                                               --------
                                                               $332,517
                                                               ========
      II-C PARTNERSHIP

      THE PERIOD FROM JANUARY 1, 2007 TO FEBRUARY 4, 2007

                                                            Period from
                                                           January 1, to
                                                            February 4,
                                                               2007
                                                           -------------
      Oil and gas sales                                        $166,144
      Oil and gas production expenses                          $ 62,916
      Barrels produced                                              964
      Mcf produced                                               21,965
      Average price/Bbl                                        $  50.25
      Average price/Mcf                                        $   5.36

      Income and expenses for the II-C Partnership for the period from January 1 to February 4, 2007 are not comparable to the three months ended March 31, 2006.

      THE PERIOD FROM FEBRUARY 5, 2007 TO MARCH 31, 2007

      Barrels produced                                            1,848
      Mcf produced                                               44,328
      Average price/Bbl                                        $  55.64
      Average price/Mcf                                        $   6.47

      Revenues from February 5, 2007 to March 31, 2007 were as follows:

      Oil and gas sales                                        $389,555
      Interest income                                             3,098
                                                               --------
                                                               $392,653
                                                               ========

      Operating expenses from February 5, 2007 to March 31, 2007 were as follows:

      Lease operating                                          $ 80,945
      Production tax                                             22,587
      Accretion expense                                           1,183
      General and administrative                                 57,406
                                                               --------
                                                               $162,121
                                                               ========
      II-D PARTNERSHIP

      THE PERIOD FROM JANUARY 1, 2007 TO FEBRUARY 4, 2007

                                                             Period from
                                                           January 1, to
                                                             February 4,
                                                                2007
                                                           -------------
      Oil and gas sales                                        $338,044
      Oil and gas production expenses                          $108,843
      Barrels produced                                            1,064
      Mcf produced                                               50,440
      Average price/Bbl                                        $  49.06
      Average price/Mcf                                        $   5.67

      Income and expenses for the II-D Partnership for the period from January 1 to February 4, 2007 are not comparable to the three months ended March 31, 2006.

      THE PERIOD FROM FEBRUARY 5, 2007 TO MARCH 31, 2007

      Barrels produced                                            1,514
      Mcf produced                                              121,921
      Average price/Bbl                                        $  49.39
      Average price/Mcf                                        $   5.96

      Revenues from February 5, 2007 to March 31, 2007 were as follows:

      Oil and gas sales                                        $801,698
      Interest income                                             6,911
                                                               --------
                                                               $808,609
                                                               ========

      Operating expenses from February 5, 2007 to March 31, 2007 were as follows:

      Lease operating                                          $172,729
      Production tax                                             35,478
      Accretion expense                                           3,732
      General and administrative                                 89,826
                                                               --------
                                                               $301,765
                                                               ========


      II-E PARTNERSHIP

      THE PERIOD FROM JANUARY 1, 2007 TO FEBRUARY 4, 2007

                                                            Period from
                                                           January 1, to
                                                            February 4,
                                                               2007
                                                           -------------
      Oil and gas sales                                        $157,754
      Oil and gas production expenses                          $ 35,965
      Barrels produced                                              373
      Mcf produced                                               26,908
      Average price/Bbl                                        $  49.92
      Average price/Mcf                                        $   5.17

      Income and expenses for the II-E Partnership for the period from January 1 to February 4, 2007 are not comparable to the three months ended March 31, 2006.

      THE PERIOD FROM FEBRUARY 5, 2007 TO MARCH 31, 2007

      Barrels produced                                            1,742
      Mcf produced                                               54,708
      Average price/Bbl                                        $  54.17
      Average price/Mcf                                        $   6.27

      Revenues from February 5, 2007 to March 31, 2007 were as follows:

      Oil and gas sales                                        $437,194
      Interest income                                             5,610
                                                               --------
                                                               $442,804
                                                               ========

      Operating expenses from February 5, 2007 to March 31, 2007 were as follows:

      Lease operating                                          $113,639
      Production tax                                             29,040
      Accretion expense                                           1,324
      General and administrative                                 80,072
                                                               --------
                                                               $224,075
                                                               ========

      II-F PARTNERSHIP

      THE PERIOD FROM JANUARY 1, 2007 TO FEBRUARY 4, 2007

                                                            Period from
                                                           January 1, to
                                                            February 4,
                                                               2007
                                                           -------------
      Oil and gas sales                                        $103,138
      Oil and gas production expenses                          $ 26,034
      Barrels produced                                              254
      Mcf produced                                               17,742
      Average price/Bbl                                        $  48.80
      Average price/Mcf                                        $   5.11

      Income and expenses for the II-F Partnership for the period from January 1 to February 4, 2007 are not comparable to the three months ended March 31, 2006.

      THE PERIOD FROM FEBRUARY 5, 2007 TO MARCH 31, 2007

      Barrels produced                                            2,958
      Mcf produced                                               51,914
      Average price/Bbl                                        $  52.94
      Average price/Mcf                                        $   6.36

      Revenues from February 5, 2007 to March 31, 2007 were as follows:

      Oil and gas sales                                        $487,008
      Interest income                                             5,311
                                                               --------
                                                               $492,319
                                                               ========

      Operating expenses from February 5, 2007 to March 31, 2007 were as follows:

      Lease operating                                          $100,020
      Production tax                                             32,535
      Accretion expense                                           1,478
      General and administrative                                 67,689
                                                               --------
                                                               $201,722
                                                               ========


      II-G PARTNERSHIP

      THE PERIOD FROM JANUARY 1, 2007 TO FEBRUARY 4, 2007

                                                            Period from
                                                           January 1, to
                                                            February 4,
                                                                2007
                                                           -------------
      Oil and gas sales                                      $  222,554
      Oil and gas production expenses                        $   55,996
      Barrels produced                                              560
      Mcf produced                                               38,061
      Average price/Bbl                                      $    48.81
      Average price/Mcf                                      $     5.13

      Income and expenses for the II-G Partnership for the period from January 1 to February 4, 2007 are not comparable to the three months ended March 31, 2006.


      THE PERIOD FROM FEBRUARY 5, 2007 TO MARCH 31, 2007

      Barrels produced                                            6,168
      Mcf produced                                              110,486
      Average price/Bbl                                      $    52.90
      Average price/Mcf                                      $     6.40

Revenues from February 5, 2007 to March 31, 2007 were as follows:

      Oil and gas sales                                      $1,033,196
      Interest income                                            11,949
                                                             ----------
                                                             $1,045,145
                                                             ==========

      Operating expenses from February 5, 2007 to March 31, 2007 were as follows:

      Lease operating                                        $  212,291
      Production tax                                             69,585
      Accretion expense                                           3,124
      General and administrative                                108,322
                                                             ----------
                                                             $  393,322
                                                             ==========



      II-H PARTNERSHIP

      THE PERIOD FROM JANUARY 1, 2007 TO FEBRUARY 4, 2007

                                                            Period from
                                                           January 1, to
                                                            February 4,
                                                               2007
                                                           -------------
      Oil and gas sales                                        $ 52,597
      Oil and gas production expenses                          $ 13,484
      Barrels produced                                              117
      Mcf produced                                                9,127
      Average price/Bbl                                        $  48.81
      Average price/Mcf                                        $   5.14

      Income and expenses for the II-H Partnership for the period from January 1 to February 4, 2007 are not comparable to the three months ended March 31, 2006.

      THE PERIOD FROM FEBRUARY 5, 2007 TO MARCH 31, 2007

      Barrels produced                                            1,441
      Mcf produced                                               26,571
      Average price/Bbl                                        $  52.87
      Average price/Mcf                                        $   6.43

      Revenues from February 5, 2007 to March 31, 2007 were as follows:

      Oil and gas sales                                        $247,016
      Interest income                                             3,019
                                                               --------
                                                               $250,035
                                                               ========

      Operating expenses from February 5, 2007 to March 31, 2007 were as follows:

      Lease operating                                          $ 50,391
      Production tax                                             16,786
      Accretion expense                                             784
      General and administrative                                 51,482
                                                               --------
                                                               $119,443
                                                               ========

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
            RISK

            The Partnerships do not hold any market risk sensitive instruments.

ITEM 4T.    CONTROLS AND PROCEDURES

            As of the end of the period covered by this report, the principal executive officer and principal financial officer conducted an evaluation of the Partnerships' disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934). Based on this evaluation, such officers concluded that the Partnerships' disclosure controls and procedures are effective to ensure that information required to be disclosed by the Partnerships in reports filed under the Exchange Act is recorded, processed, summarized, and reported accurately and within the time periods specified in the Securities and Exchange Commission rules and forms.

            During the period covered by this Form 10-Q, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                          PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

      A lawsuit styled Robert W. Scott, individually and as Managing Member of R.W. Scott Investments, LLC v. Samson Resources Company, Case No. C-01-385, was filed in the District Court of Sweetwater County, Wyoming on June 29, 2001. The lawsuit seeks class action certification and alleges that Samson deducted from its payments to royalty and overriding royalty owners certain charges which were improper under the Wyoming royalty payment statutes. A number of these royalty and overriding royalty payments burden the interests of the II-A, II-C, and II-D Partnerships. In February 2003, Samson made a supplemental payment to the royalty and overriding royalty interest owners who were potential class members of amounts which were then thought to have been improperly deducted plus statutory interest thereon. The lawsuit also alleges that Samson's check stubs did not fully comply with the Wyoming Royalty Payment Act.

      On May 13, 2005 the trial court certified this lawsuit as a class action and denied Samson's motion for summary judgment. On June 25, 2005 the Wyoming Supreme Court denied Samson's request for it to review these decisions. On April 20, 2007 Samson executed a formal settlement agreement with plaintiffs which calls for an additional royalty payment of $1,000,000. The Settlement Agreement is subject to Court approval, and a hearing for preliminary Court approval is currently scheduled for May 29, 2007. Plaintiffs' counsel, subject to Court approval, is responsible for determining the allocation of the $1,000,000 among the various class members after deduction of litigation costs and attorneys' fees. Samson cannot determine the portion of this settlement amount attributable to each Partnership until the allocation is received from plaintiffs' counsel and approved by the Court.


ITEM 6.  EXHIBITS

            31.1     Certification   by  Dennis  R.  Neill  required  by  Rule
                     13a-14(a)/15d-14(a) for the II-A Partnership.

            31.2     Certification   by  Craig  D.  Loseke  required  by  Rule
                     13a-14(a)/15d-14(a) for the II-A Partnership.

            31.3     Certification   by  Dennis  R.  Neill  required  by  Rule
                     13a-14(a)/15d-14(a) for the II-B Partnership.

            31.4     Certification   by  Craig  D.  Loseke  required  by  Rule
                     13a-14(a)/15d-14(a) for the II-B Partnership.

            31.5     Certification   by  Dennis  R.  Neill  required  by  Rule
                     13a-14(a)/15d-14(a) for the II-C Partnership.

            31.6     Certification   by  Craig  D.  Loseke  required  by  Rule
                     13a-14(a)/15d-14(a) for the II-C Partnership.

            31.7     Certification   by  Dennis  R.  Neill  required  by  Rule
                     13a-14(a)/15d-14(a) for the II-D Partnership.

            31.8     Certification   by  Craig  D.  Loseke  required  by  Rule
                     13a-14(a)/15d-14(a) for the II-D Partnership.

            31.9     Certification   by  Dennis  R.  Neill  required  by  Rule
                     13a-14(a)/15d-14(a) for the II-E Partnership.

            31.10    Certification   by  Craig  D.  Loseke  required  by  Rule
                     13a-14(a)/15d-14(a) for the II-E Partnership.

            31.11    Certification   by  Dennis  R.  Neill  required  by  Rule
                     13a-14(a)/15d-14(a) for the II-F Partnership.

            31.12    Certification   by  Craig  D.  Loseke  required  by  Rule
                     13a-14(a)/15d-14(a) for the II-F Partnership.

            31.13    Certification   by  Dennis  R.  Neill  required  by  Rule
                     13a-14(a)/15d-14(a) for the II-G Partnership.

            31.14    Certification   by  Craig  D.  Loseke  required  by  Rule
                     13a-14(a)/15d-14(a) for the II-G Partnership.

            31.15    Certification   by  Dennis  R.  Neill  required  by  Rule
                     13a-14(a)/15d-14(a) for the II-H Partnership.

            31.16    Certification   by  Craig  D.  Loseke  required  by  Rule
                     13a-14(a)/15d-14(a) for the II-H Partnership.

            32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the II-A Partnership.

            32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the II-B Partnership.

            32.3 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the II-C Partnership.

            32.4 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the II-D Partnership.

            32.5 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the II-E Partnership.

            32.6 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the II-F Partnership.

            32.7 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the II-G Partnership.

            32.8 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the II-H Partnership.

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

                                 (Registrant)

                                 BY:   GEODYNE RESOURCES, INC.

                                       General Partner


Date:  May 18, 2007              By:      /s/Dennis R. Neill
                                    --------------------------------
                                          (Signature)
                                          Dennis R. Neill
                                          President


Date:  May 18, 2007              By:     /s/Craig D. Loseke
                                    --------------------------------
                                         (Signature)
                                         Craig D. Loseke
                                         Chief Accounting Officer

                                INDEX TO EXHIBITS
                                -----------------

Exh.
No.         Exhibit
----        -------

31.1        Certification    by   Dennis   R.   Neill    required    by   Rule
            13a-14(a)/15d-14(a)   for  the  Geodyne   Energy  Income   Limited
            Partnership II-A.

31.2        Certification    by   Craig   D.    Loseke    required   by   Rule
            13a-14(a)/15d-14(a)   for  the  Geodyne   Energy  Income   Limited
            Partnership II-A.

31.3        Certification    by   Dennis   R.   Neill    required    by   Rule
            13a-14(a)/15d-14(a)   for  the  Geodyne   Energy  Income   Limited
            Partnership II-B.

31.4        Certification    by   Craig   D.    Loseke    required   by   Rule
            13a-14(a)/15d-14(a)   for  the  Geodyne   Energy  Income   Limited
            Partnership II-B.

31.5        Certification    by   Dennis   R.   Neill    required    by   Rule
            13a-14(a)/15d-14(a)   for  the  Geodyne   Energy  Income   Limited
            Partnership II-C.

31.6        Certification    by   Craig   D.    Loseke    required   by   Rule
            13a-14(a)/15d-14(a)   for  the  Geodyne   Energy  Income   Limited
            Partnership II-C.

31.7        Certification    by   Dennis   R.   Neill    required    by   Rule
            13a-14(a)/15d-14(a)   for  the  Geodyne   Energy  Income   Limited
            Partnership II-D.

31.8        Certification    by   Craig   D.    Loseke    required   by   Rule
            13a-14(a)/15d-14(a)   for  the  Geodyne   Energy  Income   Limited
            Partnership II-D.

31.9        Certification    by   Dennis   R.   Neill    required    by   Rule
            13a-14(a)/15d-14(a)   for  the  Geodyne   Energy  Income   Limited
            Partnership II-E.

31.10       Certification    by   Craig   D.    Loseke    required   by   Rule
            13a-14(a)/15d-14(a)   for  the  Geodyne   Energy  Income   Limited
            Partnership II-E.

31.11       Certification    by   Dennis   R.   Neill    required    by   Rule
            13a-14(a)/15d-14(a)   for  the  Geodyne   Energy  Income   Limited
            Partnership II-F.

31.12       Certification    by   Craig   D.    Loseke    required   by   Rule
            13a-14(a)/15d-14(a)   for  the  Geodyne   Energy  Income   Limited
            Partnership II-F.

31.13       Certification    by   Dennis   R.   Neill    required    by   Rule
            13a-14(a)/15d-14(a)   for  the  Geodyne   Energy  Income   Limited
            Partnership II-G.

31.14       Certification    by   Craig   D.    Loseke    required   by   Rule
            13a-14(a)/15d-14(a)   for  the  Geodyne   Energy  Income   Limited
            Partnership II-G.

31.15       Certification    by   Dennis   R.   Neill    required    by   Rule
            13a-14(a)/15d-14(a)   for  the  Geodyne   Energy  Income   Limited
            Partnership II-H.

31.16       Certification    by   Craig   D.    Loseke    required   by   Rule
            13a-14(a)/15d-14(a)   for  the  Geodyne   Energy  Income   Limited
            Partnership II-H.

32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Geodyne Energy Income Limited Partnership II-A.

32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Geodyne Energy Income Limited Partnership II-B.

32.3 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Geodyne Energy Income Limited Partnership II-C.

32.4 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Geodyne Energy Income Limited Partnership II-D.

32.5 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Geodyne Energy Income Limited Partnership II-E.

32.6 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Geodyne Energy Income Limited Partnership II-F.

32.7 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Geodyne Energy Income Limited Partnership II-G.

32.8 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Geodyne Energy Income Limited Partnership II-H.